Form 10-Q
period 1995-09-30
INCOMNET INC
filed 1995-11-15
CIK 353356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                         Commission File No. 0-18484

                               INCOMNET, INC.
             (Exact name of registrant as specified in its charter)

                             California     95-2871296
             (State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization)       Identification No.)

                     21031 Ventura Boulevard, Suite 1100
                   Woodland Hills, California     91364
           (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code:  (818) 887-3400

                               Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

     The registrant had 13,599,936 shares of common stock (no par value) issued and outstanding as of
October 24, 1995.

     Total sequentially numbered pages in this document:  24.

                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS*



                           INCOMNET, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS
                                                          September 30    December 31
                                                              1995           1994
                                                         --------------  -------------

CURRENT ASSETS:
  Cash and cash equivalents                              $   4,737,575   $  9,694,900
  Accounts receivable (net)                                 12,888,415      8,603,577
  Inventories                                                1,986,827         28,362
  Prepaid expenses and other                                   707,830         94,247
                                                         --------------  -------------
    Total current assets                                    20,320,647     18,421,086
                                                         --------------  -------------

PLANT AND EQUIPMENT:
  Computer hardware & software                               5,503,878      3,513,433
  Furniture and office equipment                             1,707,698        666,839
  Leasehold improvements                                     3,319,126        416,746
                                                         --------------  -------------
    Total plant and equipment (gross)                       10,530,702      4,597,018
  Less accumulated depreciation                             (2,635,779)    (1,994,553)
                                                         --------------  -------------
    Total plant and equipment (net)                          7,894,923      2,602,465
                                                         --------------  -------------

OTHER ASSETS:
  Excess of purchase price over net assets of NTC (net)      4,612,159      4,667,704
  Excess of purchase price over net assets of RCI (net)     20,283,459             --
  Patents and other intangibles (net)                       21,909,108             --
  Investment in Lab Tech                                       130,725             --
  Investment in marketable securities                          373,414        337,500
  Deposits and other                                           330,409        129,591
                                                         --------------  -------------
      Total other assets                                    47,639,274      5,134,795
                                                         --------------  -------------
      Total assets                                       $  75,854,844   $ 26,158,346
                                                         ==============  =============


           * See accompanying "Notes to Consolidated Financial Statements."




                                INCOMNET, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS (UNAUDITED)


LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

                                                                   September 30    December 31
                                                                       1995           1994
                                                                  --------------  -------------

CURRENT LIABILITIES:
  Accounts payable                                                $   8,297,720   $  5,813,813
  Accrued expenses                                                    3,178,955      1,700,213
  Current portion of notes payable                                      500,050         21,494
  Deferred income                                                     2,489,543      2,086,773
                                                                  --------------  -------------
  Total current liabilities                                          14,466,268      9,622,293
                                                                  --------------  -------------
LONG-TERM LIABILITIES:
  Notes payable                                                       1,398,590             --
  Deposits & other                                                        1,000            900
  Deferred tax liability (net)                                        8,580,212             --
                                                                  --------------  -------------
  Total long-term liabilities                                         9,979,802            900
                                                                  --------------  -------------
  Total liabilities                                                  24,446,070      9,623,193
                                                                  --------------  -------------
MINORITY INTEREST                                                     6,968,224             --
                                                                  --------------  -------------

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 20,000,000 shares
    authorized; issued and outstanding - 13,599,936
    shares at September 30, 1995 and 10,482,854
    shares at December 31, 1994                                      60,477,994     31,376,094
  Treasury stock                                                     (5,441,845)      (665,208)
  Accumulated deficit                                               (10,595,599)   (14,175,733)
                                                                  --------------  -------------
    Total shareholders' equity                                       44,440,550     16,535,153
                                                                  --------------  -------------
    Total liabilities, minority interest & shareholders' equity   $  75,854,844   $ 26,158,346
                                                                  ==============  =============





                        INCOMNET, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                       THREE MONTHS ENDED SEPTEMBER 30,


                                                          1995         1994
                                                       -----------  -----------

SALES                                                  $22,660,377  $12,782,808
                                                       -----------  -----------
OPERATING COSTS AND EXPENSES:
  Cost of sales                                         15,733,118    8,835,057
  General and administrative                             4,953,698    2,509,442
  Depreciation and amortization                            475,023      115,227
  Bad debt expense                                         636,166      257,634
  Other (income)/expense                                    11,793        9,028
                                                       -----------  -----------
    TOTAL OPERATING COSTS AND EXPENSES                  21,809,798   11,726,388
                                                       -----------  -----------
ACQUISITION COSTS AND EXPENSES:
  NTC acquisition - goodwill amortization                   69,530       66,481
  RCI acquisition - patent rights amortization             301,677           --
  RCI acquisition - interest and legal                      19,760           --
  RCI acquisition -- equity in (profit)/loss of
    unconsolidated subsidiary                                   --           --
                                                       -----------  -----------
    TOTAL ACQUISITION COSTS AND EXPENSES                   390,967       66,481
                                                       -----------  -----------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEMS &          459,612      989,939
   MINORITY INTEREST

INCOME TAXES                                                77,408           --
                                                       -----------  -----------
INCOME BEFORE EXTRAORDINARY ITEMS & MINORITY INTEREST      382,204      989,939

EXTRAORDINARY ITEMS:
      Gain/(loss) on settlement with creditors                  --       68,346
MINORITY INTEREST                                          182,641           --
                                                       -----------  -----------
NET INCOME                                             $   564,845  $ 1,058,285
                                                       ===========  ===========

INCOME PER COMMON SHARE AND FOR 1995,
  COMMON SHARE EQUIVALENTS                             $       .04  $       .11
                                                       ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  FOR 1995, COMMON SHARE EQUIVALENTS OUTSTANDING        13,566,743    9,777,532
                                                       ===========  ===========



                        INCOMNET, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                        NINE MONTHS ENDED SEPTEMBER 30,


                                                           1995         1994
                                                       ------------  -----------

SALES                                                  $62,123,548   $30,694,077
                                                       ------------  -----------
OPERATING COSTS AND EXPENSES:
  Cost of sales                                         42,697,385    20,791,474
  General and administrative                            12,341,173     5,985,183
  Depreciation and amortization                            850,616       309,490
  Bad debt expense                                       1,773,324       811,660
  Other (income)/expense                                   (46,534)       40,316
                                                       ------------  -----------
    TOTAL OPERATING COSTS AND EXPENSES                  57,615,964    27,938,123
                                                       ------------  -----------
ACQUISITION COSTS AND EXPENSES:
  NTC acquisition - goodwill amortization                  208,590       199,246
  RCI acquisition - patent rights amortization             520,059            --
  RCI acquisition - interest and legal                      98,482            --
  RCI acquisition -- equity in (profit)/loss of
    unconsolidated subsidiary                              107,841            --
                                                       ------------  -----------
    TOTAL ACQUISITION COSTS AND EXPENSES                   934,972       199,246
                                                       ------------  -----------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEMS
  & MINORITY INTEREST                                    3,572,612     2,556,708

INCOME TAXES                                               286,120         1,055
                                                       ------------  -----------
INCOME BEFORE EXTRAORDINARY ITEMS & MINORITY INTEREST    3,286,492     2,555,653

EXTRAORDINARY ITEMS:
  Gain/(loss) on settlement with creditors                      --        72,006

MINORITY INTEREST                                          182,641            --
                                                       ------------  -----------
NET INCOME                                             $ 3,469,133   $ 2,627,659
                                                       ============  ===========

INCOME PER COMMON SHARE AND FOR 1995,
  COMMON SHARE EQUIVALENTS                             $       .28   $       .28
                                                       ============  ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  FOR 1995, COMMON SHARE EQUIVALENTS OUTSTANDING        12,435,930     9,441,507
                                                       ============  ===========



                             INCOMNET, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             NINE MONTHS ENDED SEPTEMBER 30,



                                                                   1995           1994
                                                               -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  After tax profit                                             $  3,286,495   $ 2,627,659
  Depreciation & amortization                                     1,579,265       508,736
                                                               -------------  ------------
                                                                  4,865,760     3,136,395
                                                               -------------  ------------
CASH FLOWS FROM (INCREASE)/DECREASE IN OPERATING ASSETS:
  Accounts receivable                                            (3,495,522)   (4,323,199)
  Inventories                                                      (740,872)      (77,691)
  Prepaid expense & other                                          (510,417)      (93,115)
  Deposits & other                                                 (200,818)     (124,200)
                                                               -------------  ------------
                                                                 (4,947,629)   (4,618,205)
                                                               -------------  ------------
CASH FLOWS FROM INCREASE/(DECREASE) IN OPERATING LIABILITIES:
  Accounts payable                                                2,085,019     2,029,523
  Accrued expenses                                                1,326,349       536,192
  Deferred income                                                   402,770       447,111
                                                               -------------  ------------
                                                                  3,814,138     3,012,826
                                                               -------------  ------------
    Net cash inflow/(outflow) from operations                     3,732,269     1,531,016
                                                               -------------  ------------
CASH FLOWS FROM (INCREASE)/DECREASE IN INVESTING ACTIVITIES:
  Acquisition of plant & equipment                               (6,507,819)   (1,111,498)
  Patents and other intangibles                                     (65,393)           --
  Investment in Lab Tech                                           (130,725)           --
  Investment in marketable securities                               (35,914)     (193,022)
  Goodwill from acquisition of NTC                                   69,530       110,175
  Goodwill from acquisition of RCI                              (20,283,459)           --
                                                               -------------  ------------
                                                                (26,953,780)   (1,304,520)
                                                               -------------  ------------
CASH FLOWS FROM INCREASE/(DECREASE) IN FINANCING ACTIVITIES:
  Bank overdraft                                                    (56,770)      (86,197)
  Loans from major shareholder                                           --       (21,125)
  Note payable to others                                            674,052      (217,175)
  Minority Interest                                              (7,252,641)           --
  Sale of common stock, net                                      29,101,901     2,340,151
  Treasury stock                                                 (4,776,638)           --
  Paid in capital                                                   (40,000)       19,800
  Prior period adjustment to retained earnings                       96,004       200,862
  Change in valuation allowance                                    (189,086)           --
                                                               -------------  ------------
                                                                 17,556,822     2,236,316
                                                               -------------  ------------
NET CASH INFLOW/(OUTFLOW) FROM INVESTING & FINANCING             (9,396,958)      931,796
                                                               -------------  ------------
NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS              ($5,664,689)  $ 2,462,812
                                                               =============  ============



                       INCOMNET, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                              September 30, 1995

1.     COMMENTS:

The consolidated financial statements for the three months and nine months ended at September 30, 1995 and 1994 include the accounts of Incomnet, Inc. and its wholly-owned subsidiaries, Incomnet Financial Services, Inc. and National Telephone & Communications, Inc. (NTC), and its 51% owned subsidiary,
Rapid Cast, Inc.(RCI)(collectively,  the  "Company").    All significant
inter-company accounts and transactions have been eliminated in consolidation.

The financial statements include the Company's share of the revenues and expenses of Rapid Cast, Inc., (RCI), of which the Company acquired 51% in February 1995 (see " 7. Acquisition of Rapid Cast, Inc."). In the third quarter ended September 30, 1995, RCI had a net loss of $372,736 on revenues of $909,811. RCI commenced its operations on February 7, 1995 and had no revenues in the first quarter ended March 31, 1995. In April 1995, RCI commenced shipping its FastCast LenSystem and shipped 33 systems in the second quarter ended June 30, 1995. RCI shipped 24 systems net of returns in the third quarter ended September 30, 1995. At the end of September 1995, RCI had an order backlog of 65 systems and an installed base of 57 systems. As a company with a controlling interest in RCI, the Company is accounting for RCI using the consolidation method of accounting. The Company shifted from the equity method of accounting for RCI under FASB Statement No. 94 in the first and second quarters of 1995 to the consolidation method because it controls RCI and it is not certain when the Company will cease to hold a controlling interest in RCI by virtue of a spin-off or otherwise.

The accompanying financial statements are unaudited, but in the opinion of management of the Company contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1995, the results of operations for the three months and nine months ended September 30, 1995 and 1994, and the changes in cash flows for the nine months ended September 30, 1995 and 1994, respectively. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements and notes are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1995.

The accounting policy of the Company with respect to the revenues of NTC is to separate telecommunications-related revenues from marketing-related revenues. When the Company sells marketing-related programs to its representatives that include prepaid telephone calling cards, the Company reserves a portion of the proceeds to reflect the amount of expected prepaid telephone usage based on historical results. All other proceeds derived from the sale of those marketing-related kits are recorded as marketing revenues in the month of the sale. The Company monitors the actual usage of telephone time used by the prepaid telephone cards on a regular basis and adjusts its reserve based on changes to the actual usage of the cards. The Company presently does not reserve for potential refunds associated with telephone credit card usage or payments of yearly fees from representatives who resign from the program because these amounts are immaterial. The Company will review its policies associated with these potential reserve items from time to time to determine whether reserve accounts should be created.

2.     REVENUES:

The Company's Autonetwork division and its wholly-owned subsidiary, NTC, generate revenues from two sources: the sale of telecommunications-related services and the sale of marketing-related services and materials. Telecommunications-related revenues are derived from the use of the Company's telecommunications services, including long distance telephone calls from regular telephones, long distance telephone calls made using telephone calling cards, and a computerized used auto parts trading network. Telecommunications services are provided to customers on a month-to-month basis, with payments for all services made based on invoices provided to customers, except for services provided using pre-paid telephone calling cards, which are paid for in advance. Prepaid telephone usage is recorded as deferred income on the balance sheet until such time when the prepaid service is actually used. At that point, it is recognized as a sale and the deferred income liability is reduced. For the nine months ended September 30, 1995, telecommunications-related revenues were $51,241,893.

 Marketing-related revenues are derived from services and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for representative and certified trainer renewals, and the Company's Certified Trainer and Sales Rep Starter programs. The Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related services and materials are booked as cash sales when the revenues are received. For the nine months ended September 30, 1995, marketing-related revenues were $9,971,844.

 The Company also generates revenues from sales made by its 51% owned subsidiary, RCI. RCI generates revenues through the sales of its Rapid Cast eyeglass lens manufacturing machines and the proprietary liquid monomer which comprises the material for the lens.

3.     NET INCOME PER SHARE:

For the nine months ended September 30, 1995, net income per share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding. All common share equivalents, such as exercisable stock options and warrants or other instruments that may be converted into the Company's common stock, and that are exercisable at a price below the third quarter average market price per share, are included on a weighted average basis in the earnings per share calculation.

4.     ACQUISITION OF NATIONAL TELEPHONE & COMMUNICATIONS, INCORPORATED:

Effective February 12, 1992, the Company entered into a Letter of Agreement (the "Agreement") with National Telephone & Communications Inc., to acquire a controlling interest in NTC. From February 12, 1992 to December 31, 1994, the Company loaned NTC $5,094,810 collateralized by substantially all the assets of NTC. These loans were converted to equity during December 1994. No further loans to NTC have been made by the Company since December 1994. In exchange for these loans, the Company received warrants and options to acquire a controlling interest in NTC as follows:

        (a) Warrants to purchase 10,000,000 shares of currently authorized but unissued restricted common stock of NTC at an exercise price of $0.20 per share, exercisable for a period of five years commencing May 5, 1992. These warrants were cancelled when Incomnet completed the acquisition of NTC in December 1994.

     (b) Warrants to purchase approximately 2,500,000 shares of currently authorized but unissued restricted common stock of NTC at an exercise price of $0.01 per share, exercisable for a period of 30 days commencing May 5, 1992, as an incentive for providing current and future loans to NTC. These warrants were exercised on May 21, 1992.

     (c) Options to purchase 1,100,000 shares of currently issued common stock of NTC owned by NTC's President at the time of the agreement, at an exercise price of $0.20 per share, exercisable for a period of five years commencing May 5, 1992. These options were exercised on December 1, 1992.

     (d) Warrants to purchase up to an additional 10,000,000 shares of currently authorized but unissued restricted common stock of NTC at an exercise price of $0.20 per share, exercisable for a period of five years commencing January 29, 1992. The calculation of the amount of shares that the Company may acquire pursuant to these warrants was based upon NTC's requirement during the two years subsequent to May 5, 1992, for additional funding in excess of $2,000,000. The Company had the right to receive warrants to purchase five shares of NTC's common stock for each one dollar of such funding. As of December 7, 1994, when Company loans to NTC ceased, the Company had loaned NTC $3,094,810 in excess of $2,000,000 and had earned the right to purchase an additional 20,000,000 shares of NTC's common stock at $0.20 per share under the provisions of these warrants. These warrants were cancelled when Incomnet completed the acquisition of NTC in December 1994.

     (e) Certain of NTC's controlling shareholders agreed to exchange an aggregate of 4,545,500 shares of NTC's common stock owned by them for shares of the Company's unregistered common stock at a rate of ten shares of NTC's common stock for one share of the Company's common stock. The transaction was completed on December 1, 1992.

      (f) In August 1993, the Company agreed to purchase 530,000 shares of NTC stock from a major shareholder. These shares were purchased in two transactions. In August 1993, the Company purchased 265,000 shares of NTC common stock for $53,000 and, in December 1993, the Company purchased the remaining 265,000 shares of NTC common stock for $53,000.

     (g) Subsequent to the exchange of shares by certain NTC controlling shareholders, the Company was approached by other NTC shareholders to exchange shares of NTC stock for unregistered shares of the Company's common stock. The Company exchanged 1,848,434 shares of NTC's common stock owned by NTC shareholders for unregistered shares of the Company's common stock at a rate of ten shares of NTC's common stock for one share of the Company's common stock. These shares were exchanged in 10 separate transactions over a period from June 1993 to March 1994.

       (h) From June 1993 to May 1994, the Company purchased 260,600 shares of NTC common stock on the open market on an unsolicited basis in eight separate transactions at prices ranging from $0.18 to $0.34.

     (i) On May 25, 1994, the Company's Board of Directors approved a resolution to conclude the acquisition of NTC by exchanging shares of the Company's common stock for all remaining outstanding shares of NTC's common stock. The exchange rate was set at one share of the Company's common stock for every 10 shares of NTC's common stock. Accordingly, the Company filed a Registration Statement on Form S-4 with the Securities & Exchange Commission
(SEC) to register 312,297 shares of the Company's common stock to exchange for 3,122,970 outstanding shares of NTC common stock and warrants to purchase an additional 800,000 shares of NTC common stock that the Company did not already own. On October 27, 1994, the Company's Registration Statement was declared effective and the Company either exchanged one share of its common stock for 10 shares of NTC's common stock or purchased NTC's common stock under the Dissenter's Rights provision of the offering. The exchange of shares commenced on November 7, 1994, and was completed on December 7, 1994. NTC's common stock ceased being traded on public markets on that date, and all of the Company's unexercised warrants to acquire stock in NTC were cancelled. On December 31, 1994, the outstanding loan of $5,094,810 was converted from a loan due from NTC to a capital investment in NTC. Since January 2, 1995, the Company has invested approximately $1,400,000 of additional funds into NTC as an equity investment to increase its capacity to process customers and independent sales representatives.

5.     COMPENSATION OF INDEPENDENT SALES REPRESENTATIVES:

The Company's subsidiary, NTC, compensates its independent sales representatives by an earned commission structure based upon signing up new telephone customers and based upon the telephone usage generated by those customers. In the nine months ended September 30, 1995, expenses associated with commissions, bonuses and overrides paid out to NTC's independent representatives were $10,629,748.

6.     STOCK REPURCHASE:

On August 5, 1994, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock from time to time in the open market or in private transactions. The Company's Chief Executive Officer has been given the discretion to decide when and if the Company will repurchase shares and to effect such transactions. As of September 30 1995, the Company has repurchased a net of 486,000 shares of common stock with a value of $5,441,845 under the terms of the repurchase authorization.

7.     ACQUISITION OF RAPID CAST, INC.:

General. On February 8, 1995, Incomnet, Inc. (the "Company") acquired 10,200,000 shares representing 51% of the outstanding common stock of Rapid Cast, Inc. ("RCI"), a private corporation headquartered in Louisville, KY, for $15,000,000 cash paid to RCI, 750,000 shares of the Company's common stock issued to RCI's current stockholders ("Founding Stockholders"), and an additional 750,000 shares of the Company's common stock that could be earned by RCI's Founding Stockholders based upon the earnings of RCI during its first four full fiscal quarters. On June 30, 1995 the Company's purchase agreement for RCI was amended to provide for the immediate issuance of 600,000 shares of the Company's common stock to the Founding Shareholders in lieu of their right to potentially earn up to 750,000 shares. See "Acquisition of Rapid Cast, Inc.- Certain Transactions." As part of the acquisition, the Company has agreed that after the end of the fiscal quarter in which RCI achieves cumulative pre-tax earnings of $1,250,000, provided such earnings are achieved during the first four quarters after the acquisition, it will spin off ("Spin Off") RCI as a public company by registering RCI's shares with the Securities and Exchange Commission and by providing to the Company's shareholders a dividend of a minimum of 25% of the common stock of RCI now owned by the Company. In such event, RCI has agreed to take all reasonable actions in order to permit public trading of the Spin Off shares. RCI's fiscal year is the calendar year.

RCI has used $14,000,000 of the funds it received to acquire all of the outstanding capital stock of Q2100, Inc. ("Q2100"), a company that owns a proprietary technology for manufacturing single focal and bifocal eyeglass lenses ("Lensystem"), as well as 15 fully assembled and 66 partially assembled production line machines which incorporate this technology and which are suitable for installation in retail optical stores. The system is named the FastCast LenSystem. Q2100 was previously owned by Pearle, Inc. ("Pearle"), which entered into a stock purchase agreement for the sale of 100% of Q2100 to RCI on October 28, 1994. The purchase price payable by RCI under the stock purchase agreement with Pearle is $15,000,000 in cash (less certain expenses), of which $1,000,000 was paid by RCI on October 28, 1994 as a deposit. As part of the agreement, Pearle has assumed or discharged all liabilities of Q2100 prior to the acquisition closing, which took place on February 8, 1995. As part of the agreement, RCI has also agreed that after the acquisition it will make the technology available to Pearle and its affiliates on a most favored nation basis. RCI is using the remaining $1,000,000 to fund its operations.

Financing. In order to pay the purchase price of the stock of RCI, the
Company provided $5,000,000 in cash and financed the balance by a private placement of securities consisting of 10 Units. Each Unit consisted of one convertible Note issued by the Company and one Warrant to purchase 100,000 shares of RCI common stock. Each Note is in the principal amount of $1,000,000 or fraction thereof, matures on January 31, 1996, and accrues interest at the rate of 8% per annum. Interest is payable quarterly and at maturity or upon conversion. Purchasers of seven of the Units, who are affiliates of RCI or shareholders of the Company, waived interest accruals on the Notes included in their Units.

On June 30, 1995, units representing $9,350,000 of the notes were converted at a rate of $10 per share into 935,000 shares of the Company's common stock. An additional $150,000 of the notes were converted at the rate of $10 per share into 15,000 shares at the Company's common stock in July 1995. There are remaining Notes for $500,000 that are convertible at or prior to maturity into shares of the Company's common stock (the "ICNT Stock") at a conversion price of $10 per share, provided that if conversion occurs prior to the 90th day after the effectiveness of the Company's Registration Statement covering the stock into which the Notes are convertible, the conversion price will be the lesser of $10 or 80% of the market value of the Company's shares. "Market value" for this purpose means the average low closing bid price of a share of the Company's common stock during the 30 trading days prior to conversion of such Note. The conversion price will be appropriately adjusted to reflect stock splits and stock combinations. The Notes that remain outstanding are secured by 350,000 shares of RCI common stock, which are pledged by the Company to Solovay & Edlin, P.C., as agent on behalf of the Noteholders. The Company has agreed that so long as the Notes are outstanding, it will not grant any security interests in its assets or incur or be subject to other indebtedness for borrowed money in excess of $5,000,000 at any time outstanding.

The Warrants to purchase shares of RCI common stock are exercisable commencing with the 35th business day (the "Start Date") on which securities of RCI are first traded publicly, provided that the Start Date must occur on or before December 31, 1998. The exercise price of the Warrants will be equal to 50% of the average of the last reported sales price during the first 30 business days after the Start Date. Securities of RCI will become publicly traded only if RCI is spun off as a public corporation as anticipated under the terms of the acquisition, or if RCI in its discretion determines to consummate a public offering of its securities. The Warrants will expire 180 days after the date, if any, on which they first become exercisable.

The Spin Off. The Company may distribute not less than 2,500,000 RCI shares to the Company's shareholders as a stock dividend on a pro rata basis in accordance with their relative holdings of the Company's shares at the time of the Spin Off, if RCI's cumulative pre-tax earnings at the end of any of its first four full fiscal quarters after the acquisition of RCI common stock are not less than $1,250,000. The Spin Off will be taxable to the Company's stockholders as a dividend to the extent of the Company's "earnings and profits." Any excess will be applied to reduce the basis which the Company's stockholders have in their shares. The balance, if any, will be taxed as capital gains. The Company will be taxed on the amount, if any, by which the value of the shares in the Spin Off exceeds the amount paid for the Spin-Off shares by the Company.

RCI will make such filings under the securities laws as are required to effectuate the Spin Off. In addition, prior to the Spin Off (or the date on which a Spin Off would have been required were shares of RCI not traded publicly already), RCI will file a registration statement on Form S-1 for the public sale of the shares issuable on exercise of the Warrants (the "RCI Registration Statement"). RCI will use reasonable efforts to cause the RCI Registration Statement to become effective simultaneously with the Spin Off, and to cause the RCI Registration Statement to remain effective for not less than two years following initial effectiveness except for periods during which the prospectus included in the RCI Registration Statement is required to be amended or supplemented. The registration will be accompanied by blue sky clearances in New York, New Jersey and in up to five additional states selected by RCI. RCI will pay all expenses of such registration other than underwriting discounts or the fees of personal counsel to the Warrant Holders.
 RCI will supply to Warrant Holders a reasonable number of copies of all registration materials and prospectuses.

Registration Rights. RCI has granted to the Company the right to demand registration at RCI's cost of all of the Company's RCI shares which have not been included in the Spin Off. The Company may demand this right only after RCI's securities are publicly traded (whether as a result of the Spin Off or otherwise) and only as to one-third of these shares in each of 1996, 1997 and 1998 on a cumulative basis. RCI has also granted to the Company piggyback registration rights with respect to these shares after RCI's securities are publicly traded.

In the event that the Noteholders obtain shares of RCI stock on foreclosure of the collateral for the Notes, RCI will at RCI's cost use its best efforts to file a registration statement for these shares (the "RCI Collateral Registration Statement") 360 days after RCI's securities are publicly traded, whether as a result of the Spin Off or otherwise. RCI will use its reasonable efforts to cause the RCI Collateral Registration Statement to become effective not later than 75 days after the date of filing, and to remain effective for not less than two years following the initial effectiveness except for periods during which the prospectus included in the RCI Collateral Registration Statement is required to be amended or supplemented. The registration will be accompanied by blue sky clearances in New York, New Jersey and in up to five additional states selected by RCI. RCI will pay all expenses of the registration other than underwriting discounts or the fees of personal counsel to the Noteholders. RCI will supply to investors a reasonable number of copies of all registration materials and prospectuses. Noteholders will also be entitled to piggyback registration rights with respect to these shares after RCI's securities are publicly traded.

Right  to  Designate  Directors.   The Company has the right to elect two of
RCI's five directors until the Spin Off, and one of RCI's five directors after
the  Spin  Off.    Sam D. Schwartz and Joel W. Greenberg are the Company's two
designees on the Board of RCI.

Certain Transactions. The current stockholders of RCI (the "Founding Stockholders") consist of persons related to Broad Capital Associates, Inc. (the "Broad Group") who own 3,266,666 shares of RCI common stock, and Larry Joel, Robert Cohen and persons related to them (the "CRJ Group") who own 6,533,334 of RCI common stock. The Founding Stockholders acquired these shares at a purchase price of approximately $.03 per share. The Founding Stockholders and their affiliates as of December 31, 1994 loaned approximately $1,348,982 to RCI, which amounts, together with any additional loans which are thereafter made by them, will be payable July 31, 1996, together with interest at 7% per annum. RCI may determine to prepay this indebtedness, whether from the proceeds of the placement of the Units or otherwise. However, until RCI's revenues from continuing operations aggregate at least $1,000,000 in any three consecutive months, RCI may repay these loans only if the lenders receiving repayment furnish or guaranty equivalent lines of credit for the period until RCI achieves at least $1,000,000 in aggregate revenues over a period of three consecutive months.

As part of the purchase price for the acquisition of 10,200,000 shares of RCI common stock by the Company, the Company issued 750,000 shares of its common stock to the Founding Stockholders on February 8, 1995. The Company also agreed to issue to the Founding Stockholders a maximum of 750,000 additional shares of the Company's common stock based on RCI's pre-tax earnings during the first four full fiscal quarters after the acquisition closing, which occurred on February 8, 1995. On June 30, 1995, the Company renegotiated the terms of the Agreement and issued to RCI's Founding Stockholders 600,000 unregistered shares of its common stock to RCI's Founding Stockholders in lieu of the maximum of 750,000 shares that were to be issued based upon performance factors. The Company made this issuance because, in its opinion, it believed that it was likely that RCI would meet its performance requirements and, hence, attempted to reduce the potential dilution of the Company's stock by 150,000 shares. There is no assurance, however, that RCI's actual performance during its first four fiscal quarters would have resulted in the issuance of more than 600,000 shares of the Company's common stock under the original formula.

The exact number of additional shares of the Company's common stock which would have been issuable to the Founding Stockholders under the original terms of the acquisition agreement was to be calculated on the last day of each of RCI's first and fourth fiscal quarters following the acquisition closing as follows: (i) for the first quarter, by multiplying $7.5 million by a fraction, the numerator of which was the net pre-tax earnings generated by RCI during such first full fiscal quarter, and the denominator of which is $4.5 million, and (ii) for the first four full fiscal quarters, by multiplying $7.5 million by a fraction, the numerator of which was the aggregate net pre-tax earnings generated by RCI during such four full fiscal quarters less the net pre-tax earnings generated by RCI in the first full quarter, and the denominator of which was $4.5 million. The products determined in (i) and
(ii) above were then to be divided by $12.50 per share to determine the number of additional shares issuable to the Founding Stockholders, provided, that if any time during the first four full fiscal quarters after February 8, 1995, RCI earned more than $5.5 million in net pre-tax earnings, the value of each additional share for calculation purposes would have been $10.00 rather than $12.50. No additional shares will be issued.

8. PRIVATE PLACEMENT:

On June 30, 1995, the Company initiated a private placement of 900,000 shares of the Company's restricted common stock at $12 per share and warrants to purchase 900,000 additional shares of the Company's common stock at $14 per share. The warrants are exercisable for a period of six months until December 31, 1995. The aggregate purchase price of the stock and warrants was paid $1,890,000 in cash and subscription notes for a total of $8,910,000 payable upon the registration of the shares and shares underlying the warrants with the Securities and Exchange Commission. The Company is discussing an amendment to the placement agreement with the subscribers pursuant to which the subscription notes would be cancelled and the Company would issue only a total of 157,500 shares in consideration for the contributions of cash made by the investors. Under the proposed amendment, the Company would not register the shares or shares underlying the warrants which are expected to expire unexercised on December 31, 1995. The Company's balance sheet reflects the issuance of 157,500 shares of the Company's common stock in exchange for $1,890,000 in capital. The Company is using the proceeds of the private placement to finance the growth requirements of its operating subsidiaries.

9. NONISSUER SALES OF STOCK PURSUANT TO REGULATION S:

  Shareholders of the Company who had received shares of the Company's common stock in private placements made in connection with the Company's acquisition and financing of a controlling interest in Rapid Cast, Inc. (i.e. purchasers of convertible notes and the founding shareholders of Rapid Cast, Inc.) sold a substantial portion of such shares in offshore sales pursuant to Rule 904 of Regulation S of the Securities Act of 1933, as amended. The Company estimates that approximately 1,600,000 of such shares were sold pursuant to Rule 904 of Regulations S. The Company's obligation to register those shares with the Securities and Exchange Commission under the terms and conditions of the convertible notes and purchase agreement for the controlling interest in Rapid Cast, Inc. terminated when the shares were sold to the offshore buyers. See "Acquisition of Rapid Cast, Inc." The Company did not sell any shares pursuant to Regulation S.

10. PROMOTIONAL AGREEMENTS:

In June 1995, NTC entered into additional promotional agreements with a publicly-traded, personal pager company and a privately-held Internet access service provider. Under the terms of these agreements, (i) NTC will use certain merchandise/services offered by these two companies to enhance NTC's marketing of long distance services, and (ii) NTC will be compensated by the two companies for each subscriber added to their respective services and for development of certain promotional programs.

 11. NEW CARRIER CONTRACT:

  In September 1995, NTC entered into a new carrier contract with Wiltel, Inc. of Tulsa, Oklahoma, a subsidiary of WorldCom, Inc., covering a potential volume purchase of $600 million of long distance telephone time over a five year period commencing in November 1995. The new tariff schedule enhances NTC's potential profitability based on its commitment to purchase higher volumes. As in the prior carrier contract with Wiltel, Inc., NTC commits to purchase the designated volume of telephone time in accordance with a schedule over the term of the contract.

12. RECENT DEVELOPMENTS:

  Tender of Short Swing Profits. On August 18, 1995, the Company filed a Form 8-K disclosing the tender of short swing profits to the Company by its President and Chairman of the the Board of Directors pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. After adjustments and a review of all purchases and sales of the Company's common stock through September 1, 1995, the total amount of short swing profits was calculated to be $972,870. Since September 1, 1995, the Company is not aware of any purchases and sales of the Company's common stock which have resulted in short swing profits under Section 16(b). On August 18, 1995 and, including adjustments on September 1, 1995, the President tendered the short swing profits by cancellation of all of his options to purchase 250,000 shares of the Company's common stock.

  Listing with NASDAQ. The Company's continued listing on the NASDAQ Small Capital Market is under review. On October 26, 1995, the NASDAQ Listing Qualification Committee determined that it is inadvisable to continue the Company's listing on the Small Capital Market, but also advised that the termination be delayed for a period of 45 days pending a review by the NASDAQ Hearing Review Committee. The Board of Directors of Incomnet immediately took action to address the concerns raised by the Qualifications Committee and requested a reconsideration by the Qualifications Committee of its determination. The Qualifications Committee agreed to a reconsideration of its determination. As a result, the termination is currently stayed and the panel's initial recommendation is being reviewed. In its discussions with the NASDAQ, the Company has proposed to expand its Board of Directors to include more outside members, and to establish a Compliance Committee consisting of outside directors, which would oversee a range of issues including disclosure policies and reporting. If the initial recommendation is not changed, the Company's stock would cease trading on the NASDAQ Small Capital Market on or about December 10, 1995, and would thereafter trade on the over-the-counter Bulletin Board market. If the initial recommendation of the panel is changed, then the Company's stock will continue to be traded on the Small Capital Market.

Litigation.    On  October  17, 1995, the Company was served with an amended complaint in the class action lawsuit entitled Sandra Gayles; Thomas Comiskey, as Trustee FBO Thomas Comiskey, IRA; Charles Kowal; Arthur Kalter; Matthew G. Hyde; Arthur Wirth; and Isabel Sperber, vs. Sam D. Schwartz and Incomnet, Inc., Case No. CV95-0399 AWT (BQRx), filed in the United States District Court for the Central District of California, Western Division, which was originally filed in January 1995. The amended complaint retains the claim alleging that the Company violated Sections (10)b and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, because it did not disclose the existence of the confidential fact finding inquiry of the Company commenced by the Securities and Exchange Commission in August 1994. The complaint adds claims that the Company and its Chairman violated Sections 10, 16(a), 20(a) and 23(a) of the Exchange Act, and
Section 25400 of the California Corporations Code, because they did not disclose until August 1995 purchases and sales of the Company's stock made in the open market by an affiliate of the Chairman between September 1994 and August 1995. The amended complaint asks for (i) certification of the class,
(ii) compensatory damages, (iii) damages pursuant to Section 25500 of the California Corporations Code, (iv) interest and attorneys' fees and costs, and
(v) other extraordinary, equitable and injunctive relief as may be appropriate. The Company and its Chairman believe that the purchases and sales were made in substantial compliance with Rule 10b-18 promulgated under
Section 10(b) of the Exchange Act. The Company is scheduled to answer the complaint by November 27, 1995.

          In October the Company was served with a second class action lawsuit entitled Herbert M. Schwartz, Joyce Hammand, et al vs. Incomnet, Inc., Sam D. Schwartz and Kaliber Management Corporation, Case No. 95-CV-2337, filed in the United States District Court in the Northern District of Georgia, filed on September 15, 1995. This class action lawsuit alleges that the Company and its Chairman violated Sections 10(b) and 16(a) of the Exchange Act and the rules promulgated thereunder, and the Federal RICO Statutes, by failing to timely disclose the purchases and sales of the Company's stock made by an affiliate of the Chairman in the open market between September 1, 1994 and August 31, 1995. The complaint also alleges the Company made material misrepresentations of fact regarding its business prospects and, in particular, the existence of the expanded $600 million contract between National Telephone & Communication, Inc. and Wiltel, Inc. The complaint asks for certification of the class, compensatory damages under the Federal RICO Statutes, appropriate extraordinary, equitable or injunctive relief, and attorneys' fees and costs. The Company does not believe that it made any misrepresentations regarding its business prospects, particularly with respect to its $600 million contract with Wiltel, Inc., and believes that all purchases and sales of stock by the Chairman's affiliate were made in substantial compliance with Rule 10(b)-18 of the Exchange Act. The Company is scheduled to answer this complaint by November 20, 1995. The Company plans to seek to consolidate the Georgia lawsuit with the complaint filed in California.

             In October 1995, the last remaining convertible noteholder in the Company, who holds a convertible note in the principal amount of $500,000 due January 31, 1996 (issued on February 8, 1995 as part of the financing for the Company's acquisition of a controlling interest in Rapid Cast, Inc.), notified the Company of his claim for damages caused by the Company's failure to register the shares underlying his convertible note with the Securities and Exchange Commission. The convertible noteholder alleges that the Company covenanted to file a registration statement covering the underlying shares by April 30, 1995 and to use its reasonable efforts to have the registration declared effective within 75 days thereafter. The noteholder also claims that the Company violated Section 10(b) and Rule 10b-5 of the Exchange Act by misrepresenting its intention to file a registration statement for the underlying shares. The noteholder has indicated that he intends to seek $750,000 in compensatory damages. No complaint has yet been filed, and the noteholder's counsel is waiting for the Company's response as to whether or not it will enter into settlement discussions. The Company believes that, among other things, the noteholder may have waived the registration rights and that he would not prevail on his claims.


       In July 1995 Rapid Cast, Inc. was served with a lawsuit entitled Ronald
D. Blum, O.D. vs. Rapid Cast, Inc., Case No. 95-CV5113, filed in the United States District Court in the Southern District of New York. The complaint alleges that Rapid Cast, Inc. has infringed on the plaintiff's patent for curing plastic lenses by virtue of employing its technology in the FastCastTM LenSystem. On July 28, 1995, Rapid Cast, Inc. filed an Answer and Counterclaim for Declaratory Judgment denying the plaintiff's allegations, asserting that the FastCastTM LenSystem does not infringe on the plaintiff's patent, alleging that claims in the plaintiff's patent are invalid and unenforceable, and requesting that plaintiff be enjoined from threatening or commencing any litigation against Rapid Cast, Inc. or any of it suppliers, customers or prospective customers. The litigation is presently in the discovery phase.

 RCI Acquisition of Lab Tech, Inc.  In September 1995, RCI acquired the assets of Lab Tech, Inc. for $75,000 in cash and a three year interest bearing note for $50,000. The Lab Tech assets include proprietary technology which accelerates the photochromatic process of tinting lenses in response to changes in light. RCI intends to incorporate this technology into its lens and monomer manufacturing system.

                                     23 -
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND
     1994

Liquidity and Capital Resources - September 30, 1995:


The Company had a net working capital surplus (current assets less current liabilities) of $5,854,379 at September 30, 1995, as compared to a net working capital surplus of $8,798,793 at December 31, 1994 and a net working capital surplus of $2,171,896 at September 30, 1994. The September, 1995 year-to-date decrease of $2,944,414 in net working capital resulted primarily from a $7,163,819 decrease in cash which was caused by the first quarter acquisition of Rapid Cast, Inc. and by the first quarter repurchase of the Company's common stock on the open market, and partially offset by a $1,867,784 increase in net working capital resulting from the third quarter consolidation of Rapid Cast, Inc.

For the nine months ended September 30, 1995, the Company generated a positive cash flow of $3,732,269 from operations compared to a positive cash flow of $1,531,016 for the same period in 1994. The most significant factors in the year-to-year improvement in cash flows from operations were: (1) a $1,729,365 increase in profits (before depreciation) generated by continued sales growth, and (2) an $827,677 reduction in the growth rate of accounts receivable caused by improved collection procedures.

For the nine months ended September 30, 1995, the Company sustained negative cash flows of $9,396,958 from investing and financing activities compared to positive cash flows of $931,796 during the same period in 1994. The most significant factors causing the negative cash flows in the first nine months of 1995 from investing and financing are: (1) a net use of $20,283,459 paid in excess of net assets to acquire the 51% interest in RCI, (2) a net use of $4,776,638 to buy back the Company's stock for its treasury, and (3) a net use of $6,507,819, most of which was used to expand and improve the NTC headquarters building and to purchase office equipment, computer equipment, and furniture in order to support the Company's continuing sales growth, partially offset by (4) a net increase in cash of $29,101,901 generated by the sale of common stock.

By the end of the second quarter of 1994, NTC was operating with a positive cash flow, and has met its operating cash requirements in every quarter since then. The Company expects NTC to meet its operating cash requirements in future quarters. The Company's $1,400,000 investment in NTC in the second quarter has funded a portion of NTC's capital infrastructure improvements, which are expected to be nonrecurring costs. The Company is continuing to evaluate its forthcoming consolidated cash requirements, and expects to fund such requirements with its existing liquid assets and cash flow from operations.

Consolidated Results of Operations - Three Months and Nine Months Ended September 30, 1995 and 1994:

For the nine months ended September 30, 1995, the Company's total assets increased to $75,854,844 from $26,158,346 on December 31, 1994. This increase primarily resulted from the acquisition of Rapid Cast, Inc. (RCI). The consolidation of $24,961,367 of RCI assets, coupled with $20,283,459 of goodwill related to the RCI acquisition represent the majority of the $49,696,498 increase in total company assets. During the same period, total liabilities increased from $9,623,193 on December 31, 1994 to $24,446,070 on September 30, 1995. This increase primarily resulted from the consolidation of $10,740,502 of RCI liabilities which were acquired with the RCI acquisition. The Company's current ratio decreased from a ratio of 1.9:1 on December 31, 1994 to a ratio of 1.4:1 on September 30, 1995. This decline primarily resulted from the decrease in cash used to acquire RCI. Shareholders' equity increased from $16,535,153 on December 31, 1994 to $44,440,550 on September 30, 1995. This increase primarily resulted from the sale of $29,101,901 in stock during the first nine months of 1995.

Cash and cash equivalents decreased from $9,694,900 on December 31, 1994 to $4,737,575 on September 30, 1995. This decrease is due to the acquisition of Rapid Cast, Inc. and due to the repurchase of stock in the open market, partially offset by increased cash balances at NTC resulting from NTC's continuing profitability.

Accounts receivable has increased to $12,888,415 on September 30, 1995 from $8,603,577 on December 31, 1994, an increase of 50%, which is primarily attributable to the increase in new telephone customers generated by the Company's base of independent sales representatives. The Company provides telephone service to its customers in advance and renders a bill to the customer, with payment expected within 30 days.

Accounts payable has increased from $5,813,813 on December 31, 1994 to $8,297,720 on September 30, 1995, an increase of 43%, which primarily reflects an increase in the amount that is owed to the Company's telecommunications providers for telephone service. As a telephone reseller, the Company purchases its communications services at wholesale prices and resells those services to its customers at discounted retail rates. The increase in accounts payable in 1995 also includes amounts owed which relate to the expansion of facilities at NTC to handle rapid growth in telephone operations.

The Company generates revenues from three sources:
(1)telecommunication-related revenues, which represent the customers' repetitive usage on a month-to-month basis of telecommunications services provided by the Company, (2) marketing-related revenues, which primarily reflect the one-time fees paid by new representatives for marketing-related services and materials that prepare these new representatives to sell the Company's telephone-related services over a long-term period of time, and (3)
       eyeglass lens manufacturing machines and the proprietary liquid monomer which comprises the material for the lens. The Company does not sign up telephone customers directly. It is dependent upon its base of independent sales representatives to bring in new telephone customers.

For the three months ended September 30, 1995, total revenues were $22,660,377 as compared to $12,782,808 in the same period in 1994, a gain of 77%. For the nine months ended September 30, 1995, total revenues were $62,123,548 as compared to $30,694,077 in the same period in 1994, a gain of 102%. The growth in the Company's revenues during the three month and nine month periods was primarily due to the combined growth of NTC's revenues from its telecommunications-related services and from its network marketing program for independent sales representatives. For the three months and nine months ended September 30, 1995, the majority of the Company's revenues, $17,878,365, or 79% (for the three months) and $51,241,893 or 82% (for the nine months), was derived from telecommunications-related services, including $368,963 and $1,091,309, respectively, from the Company's AutoNETWORK interactive used parts trading network. The consolidation of RCI in the third quarter of 1995 added $909,811 of optical product sales to the three months and nine months ending September 30, 1995, or 4% and 2% of total Company sales, respectively. The remaining revenues, $3,872,201 or 17% and $9,971,844 or 16%, respectively, were from marketing-related products and services.

NTC uses a network marketing program of independent representatives to sell its telecommunications-related services to retail customers. The growth in NTC's telecommunications-related revenues is directly tied to its network marketing program. NTC's independent representatives typically purchase materials, training and support services from NTC to assist them in selling new retail customers and enrolling other representatives in the NTC program. NTC pays the independent representatives a residual monthly commission on the telecommunications revenue. In addition, the network marketing program pays various bonuses and overrides when and if new representatives obtain new telephone customers, typically 10 or more, within a 30 to 60 day period. This program has been designed to bring NTC new retail telephone customers even if little or no growth occurs in the marketing program revenues itself; however, the new telecommunications revenue generally lags the marketing program revenues by up to six weeks. When the marketing program revenues increase, an increase in NTC's telecommunications-related revenues are usually expected to follow.

The marketing-related costs incurred by NTC to operate its network marketing program for the nine months ended September 30, 1995 were $10,857,141. These marketing-related costs include commissions paid to independent sales representatives for acquiring new retail telephone customers, as well as the cost of sales materials, salaries/wages of marketing department personnel and other directly identifiable support costs, but do not include residual commissions paid on continuing long distance telephone usage or the typical indirect cost allocations, such as floor-space and supporting departments. When the marketing-related costs are compared against marketing-related revenues of $9,971,844 for the same period, the result is a net loss in marketing-related activities of $885,297 or 8.9% of total marketing-related revenues and 1.5% of total NTC revenues.

NTC's long distance telephone services and marketing programs bring the Company under the regulatory control of the FCC and various state regulatory agencies, including but not necessarily limited to state Public Utility Commissions or equivalent, state attorney general offices, and state consumer relations/protection offices. From time-to-time in the normal course of business, NTC receives inquiries, requests and/or demands from such agencies for information and/or action. Management does not believe any such inquiries, requests and/or demands received by the Company to date have had, or are reasonably likely to have in the future, any material impact on NTC's business.

For the three months ended September 30, 1995, operating expenses, including telecommunication and marketing costs, were $21,809,798 as compared to $11,726,388 in the same period in 1994, an increase of 86%. For the nine months ended September 30, 1995, operating expenses totaled $57,615,964 as compared to $27,938,123 in the same period in 1994, an increase of 106%. Expenses associated with commissions, bonuses and overrides paid to NTC's independent representatives were $4,381,235 for the three months and $10,629,748 for the nine months ended September 30, 1995 versus $2,461,206 and $5,735,556, respectively for the same period in 1994, representing increases of 78% for the three months and 85% for the nine months.

For the three months ended September 30, 1995, selling, general and administrative expenses were $4,953,698 as compared to $2,509,442 in the same period in 1994, an increase of 97%. For the nine months ended September 30, 1995, selling, general and administrative expenses were $12,341,173 as compared to $5,985,183 in the same period in 1994, an increase of 106%. Selling, general and administrative expenses increased in the three month and nine month periods of 1995 as compared to 1994 because of a major increase in compensation and employee-related costs resulting from the increased hiring necessary to support the growth in customers and independent representatives. Selling, general and administrative expenses do not include any compensation paid to the independent representatives.

For the three months and nine months ended September 30, 1995, depreciation and amortization expenses related to operations were $475,023 and $850,616 respectively, as compared to $115,227 and $309,490 in the same periods in 1994, representing increases of 312% and 175% respectively. Depreciation and amortization expenses have increased in the three month and nine month periods of 1995 as compared to the same periods in 1994 because of the consolidation of RCI in the third quarter of 1995, which added $211,503 of depreciation and amortization expense from operations to the three-month and nine-month totals, and because of the increased investment the Company has made in computer equipment, leasehold improvements, and other fixed assets required to manage the growth of NTC.

For the three months and nine months ended September 30, 1995, bad debt expense was $636,166 and $1,773,324, respectively as compared to $257,634 and $811,660 in the same periods in 1994, representing increases of 147% and 118% respectively. These increases were primarily due to the substantial growth of new NTC telephone customers.

For the three months ended September 30, 1995, net income was $564,845 as compared to net income of $1,058,285 in the same period in 1994, a decrease of 47%. For the nine months ended September 30, 1995, net income was $3,469,133 as compared to net income of $2,627,659 in the same period in 1994, an increase of 32%. The year-to-year decrease in third quarter net income resulted primarily from the amortization of RCI acquisition costs and operating losses sustained by RCI which did not exist in 1994, payment of state corporation income taxes which was not required in 1994, non-recurring increases in accrual and commission expenses, and provisioning for anticipated increases in legal costs. The nine-month increase in net income was due to improved gross margins resulting from increased volume discounts from long distance carriers, coupled with improved operating efficiencies at NTC.

                        PART II.  OTHER INFORMATION



      Items 1 through 6 are not applicable for the nine months ended September 30, 1995.


                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                         INCOMNET, INC.
                           ------------------------------------------
                                          (Registrant)



  Date: November 14, 1995  By:
                              Sam Schwartz
                              President & CEO


  Date: November 14, 1995  By:
                              Richard A. Marting
                              Director of Finance and Administration
                                                                (NTC)




                                    - 24-
                        PART II.  OTHER INFORMATION



      Items 1 through 6 are not applicable for the nine months ended September 30, 1995.



                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                       INCOMNET, INC.
                           ---------------------------------------
                                        (Registrant)



  Date: November 14, 1995  By  /S/ Sam Schwartz
                           ---------------------------------------
                           Sam Schwartz
                           President & CEO


Date: November 14, 1995    By:  /S/ Richard A. Marting
                           ---------------------------------------
                           Richard A. Marting
                           Director of Finance and Administration
                                                             (NTC)