Form 10-Q/A
period 1995-09-30
INCOMNET INC
filed 1996-01-17
CIK 353356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

                        PART II.  OTHER INFORMATION



      Items 1 through 5 are not applicable for the nine months ended September 30, 1995.

                        ITEM 6

Exhibits and reports on form 8k.
Exhibit 27

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






                                       INCOMNET, INC.
                           ---------------------------------------
                                        (Registrant)



Date: January 11, 1996     By  /S/ Melvyn Reznick
                           ---------------------------------------
                           Melvyn Reznick
                           President & CEO


Date: January 11, 1996    By:  /S/ Richard A. Marting
                           ---------------------------------------
                           Richard A. Marting
                           Director of Finance and Administration
                                                             (NTC)