Form 10-K
period 1995-12-31
INCOMNET INC
filed 1996-04-10
CIK 353356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995     COMMISSION FILE NO. 0-12386

                               INCOMNET, INC.

                        A California     IRS Employer No.
                        Corporation         95-2871296

                       21031 Ventura Blvd., Suite 1100
                       Woodland Hills, California 91364
                         Telephone no. (818) 887-3400

Securities registered pursuant to Section 12(b)of the Act:..............None

Securities registered pursuant to Section 12(g)of the Act:..................
 ..................................................Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required  to  be  filed  by  Section  13  or  15(d)  of  the Securities
Exchange  Act  of  1934  during  the  preceding  12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has  been  subject  to such filing requirements for the past 90
days.                                                                  YES X  NO__

Indicate  by  check mark if disclosure of delinquent filers pursuant to
Item  405  of  Regulation  S-K is not contained herein, and will not be contained,  to the best of registrant's knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                               [    ]

Aggregate   market   value   of   voting  common  stock  held  by  non-
affiliates of the registrant (based upon the average of the closing bid and  ask  prices of $5 3/8 and $5 5/8  respectively, as reported by the
NASDAQ System on March 27, 1996                                        $55,939,956



Number  of  shares  of  registrant's  common  stock outstanding  as  of
March 27, 1996                                                          13,224,024

Documents incorporated by reference:   Portions of  registrant's  proxy
statements   relating   to   registrant's   1996   annual   meeting  of
shareholders have been incorporated by reference into Part III hereof.





                              TABLE OF CONTENTS

PART I                                                           PAGE
                                                                  ----
  ITEM 1 - BUSINESS
    General                                                        5
      Telephone Services                                           5
      Optical Systems                                              5
      Network Products and Services                                5
    National Telephone & Communications, Inc. (NTC)                6
      Products                                                     6
      Network Marketing Program                                    6
      Disclosure of Independent Representative Organizations
         Related to NTC Executives                                 7
      Pager Agreement                                              7
      Wiltel Contract                                              8
      Management Incentive Agreement                               8
    Acquisition of Rapid Cast, Inc. (RCI)                          9
      Acquisition                                                  9
      Financing of Acquisition                                     10
      Registration Rights                                          11
      Right to Designate Directors                                 11
      Certain Transactions                                         11
      Agreement with Martin Price                                  12
    Rapid Cast, Inc. (RCI)                                         12
      General                                                      12
      The Optical Marketplace                                      12
      The Production and Dispensing of Prescription
        Eyeglass Lenses                                            13
      The Rapid Cast LenSystem                                     15
      Technical Overview of the Rapid Cast LenSystem               15
      Marketing and Pricing Strategy                               16
      Manufacturing Strategy                                       17
      Research and Development Strategy                            17
      Maintenance, Warranty and Insurance                          17
      Competition                                                  17
      Patents and Proprietary Rights                               18
      Governmental Regulation                                      19
      Acquisition of LabTech, Inc.                                 19
      Nonissuer Sales of Stock Pursuant to Regulation S            20
    Agreement with Price International, Inc.                       20
    Network Services                                               21
    Employees, Officers and Directors                              21
      Employees                                                    21
      Officers                                                     22
      Reconstitution of Board of Directors                         22
  ITEM 2 - PROPERTIES                                              23
  ITEM 3 - LEGAL PROCEEDINGS                                       24









                          TABLE OF CONTENTS (CONT'D)


                                                                     PAGE
                                                                     ----
    Securities & Exchange Commission Investigation                     24
    Class Action  and Related Lawsuits                                 24
    Section 16 (b) Lawsuit                                             25
    Patent Infringement Lawsuit                                        26
    Legal Action Against Prior Representatives                         26
    Claims by Prior Noteholders                                        27
    Potential Lawsuits                                                 27
  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         28

PART II
  ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
      STOCKHOLDER MATTERS                                              29
    Market Information                                                 29
    Dividends                                                          30
  ITEM 6 - SELECTED FINANCIAL DATA                                     30
    Statements of Operations Data                                      30
    Balance Sheet Data                                                 31
  ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                              31
    Liquidity and Capital Resources                                    31
    Results of Operations - 1995 Compared to 1994                      33
    Results of Operations - 1994 Compared to 1993                      35
  ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 36

PART III
  ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
      PERSONS OF THE REGISTRANT                                        37
  ITEM 11 - EXECUTIVE COMPENSATION                                     37
  ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT                                                   37
  ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             37

PART IV
  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
      FORM 8-K                                                         38
    Index to Financial Statements                                      38
    Index to Exhibits                                                  39
    Report of Independent Auditors                                     41
    Consolidated Balance Sheets                                        42
    Consolidated Statements of Operations                              44
    Consolidated Statements of Shareholders' Equity                    45









                        TABLE OF CONTENTS (CONT'D)
                                                                     PAGE
                                                                     ----
    Consolidated Statements of Cash Flows                              46
    Notes to Consolidated Financial Statements                         48
      Note 1 - Summary of Significant Accounting Policies              48
      Note 2 - Funding of Marketing Commissions and
               Deferred Income                                         49
    Note 3 - Related Party Transactions                                50
    Note 4 - Notes Payable                                             50
    Note 5 - Deferred Tax Liability                                    51
    Note 6 - Shareholders' Equity                                      52
    Note 7 - Commitments and Contingencies                             55
    Note 8 - Network Marketing Costs                                   56
    Note 9 - Segment Information                                       57
    Note 10 - Gain on Settlement with Creditors                        59
    Note 11 - Acquisition of Rapid Cast, Inc.                          59
    Note 12 - Fourth Quarter Adjustments                               59
    Schedule II - Valuation and Qualifying Accounts                    60
    Exhibit 3.2 - Amendment to Bylaws Regarding Directors              61
    Exhibit 10.2 - Lease Agreement                                     62
    Exhibit 21 - Subsidiaries of the Registrant                        69


                                    PART I

ITEM 1.  BUSINESS

GENERAL:

Incomnet, Inc. (the "Company") was incorporated under the laws of the State of
California  on  January  31,  1974.    The Company is engaged in the following
businesses:

Telephone services  -    The  Company,  through  its  wholly-owned subsidiary,
National Telephone & Communications, Inc. (NTC), markets long distance telecommunications services to commercial and residential customers in the United States. Service is provided by procuring long distance telecommunications transmission services from long distance communication carriers at high volume wholesale rates and reselling those services at retail rates. NTC uses a network marketing program of independent representatives to sell its telecommunications-related services to retail customers. NTC does not sign up telephone customers directly. The growth in NTC's telecommunications-related revenues is directly tied to its network marketing program. NTC's independent representatives typically pay an annual fee in order to purchase materials, training and/or annual services from NTC to assist them in selling new retail customers and enrolling other representatives in the NTC program. NTC pays the independent representatives a residual monthly commission on the telecommunications revenue. In addition, the network marketing program pays various bonuses and overrides when and if representatives obtain a minimum number of new telephone customers within a specific 30 to 60 day period. This program has been designed to bring NTC new retail telephone customers even if little or no growth occurs in the marketing program revenues. The new telecommunications revenues generally lag the new marketing program revenues by one to three months. Sales from this segment accounted for 96% of the Company's total 1995 sales.

Optical systems- The Company, through its 51%-owned subsidiary Rapid Cast, Inc. (RCI), acquired in February 1995 (see "Acquisition of Rapid Cast,Inc."), manufactures and markets the FastCast LenSystem that allows retail optical stores and wholesale optical lens manufacturing laboratories to produce single vision, flat-top bifocal and progressive bifocal lenses on demand, in approximately 30 minutes. The FastCast LenSystem uses a series of high-accuracy prescription glass molds that are filled with a proprietary liquid monomer (plastic). When exposed to ultraviolet light within the system's curing chamber, the monomer undergoes a chemical reaction that rapidly "cures" or hardens the lens. Sales from this segment accounted for 2.3% of the Company's total 1995 sales. Rapid Cast's operating results are included in the accompanying financial statements.

Network products and services- The Company acquires and/or develops hardware and software, primarily for interactive data communications networks. In this regard, the Company operates a communications network known under the tradename "AutoNETWORK" that services the automotive dismantling industry in California, Nevada, Arizona, Oregon and Washington. Sales from this segment accounted for 1.7% of the Company's total 1995 sales.

NATIONAL TELEPHONE & COMMUNICATIONS, INC. (NTC):

Products - NTC is an inter-exchange carrier and reseller of long distance telephone services to residential and small business customers throughout the United States. NTC's primary product is its Dial-1 Telephone Service. Its other long distance telephone products are 800-Number Services and Calling Card Services, which include the Flag Card, Sure$aver Card, Sure$aver Gold card and Call$aver Card.

In order to provide these products, NTC generally contracts to purchase long distance telephone time from national carriers at wholesale rates based upon high volume usage. NTC then resells this time to its customers at its own discounted retail rates which are generally 10% to 60% below AT&T's published, tariffed MTS rates. NTC's Dial-1 Service is transparent to its customers once a customer's long distance service has been converted to NTC. NTC's calling card products operate similarly to the calling card products offered by the major carriers. NTC's customers pay for their long distance calling usage either through direct billing from NTC , through billing from the customer's local exchange carrier ("LEC"), through direct billing by NTC of the customer's major credit card, or by prepaying for long distance time in the case of certain NTC calling card products. In certain states, NTC has an agency agreement with an unaffiliated company which bills customers' local intrastate calls through the local telephone company. Commencing in the second quarter of 1996, NTC intends to increase its use of LECs to bill and collect telephone service accounts receivable. The planned increase in the use of LECs is expected to increase the amount of time that it takes for NTC to receive payment on its accounts receivable.

Network marketing program - NTC markets its products on a nationwide basis through a multi-level, network marketing program of independent sales representatives. NTC authorizes and trains the independent representatives to resell its services to residential and small business customers, and allows the individual representatives to build up their own "downline" sales force of other independent representatives. NTC currently has in excess of 40,000 independent representatives in its network marketing program. Once an independent representative has signed up a long distance telephone customer on one or more of NTC's services/products, the customer becomes an NTC customer. NTC takes over the servicing and billing of the customer as well as the collection of monies owed by the customer for the use of the NTC telephone services/products. NTC pays each independent representative a commission on the telephone usage monies collected from those retail telephone customers who are directly signed up by that representative. NTC also pays override commissions to each independent representative on the monies collected from those telephone customers signed up by the representative's downline as well as a bonus percentage of all telephone monies collected by NTC from the retail telephone customers collectively signed up by all independent representatives, if certain minimums of retail telephone business are personally achieved by the representative. In addition, NTC pays sales bonuses to independent representatives for assisting other representatives to obtain certain minimums of new retail long distance telephone business. NTC does not pay any monies to independent representatives simply for recruiting other representatives into NTC's network marketing program. NTC generally maintains communications with its independent representatives through (1) NTC's proprietary communications systems, (2) NTC's internal personnel dedicated to the support of the independent representatives, (3) various NTC manuals, newsletters and other publications that are periodically and continually sent to the independent representatives, (4) NTC's network of senior independent representatives, and (5) various training programs offered by NTC and its senior independent representatives throughout the United States.

NTC believes it is in compliance with all State and Federal regulations governing multi-level marketing companies. However, to ensure the Company has objective and knowledgeable outside legal opinion in this area, NTC has formed a Regulatory Compliance Committee consisting of four former State Attorneys General that periodically reviews NTC's marketing programs for such compliance.

Disclosure of Independent Representative Organizations Related to NTC Executives - In order to eliminate potential conflicts of interest, at the end of 1992, NTC implemented its current policy that no senior, decision-making NTC executive or officer may have a downline organization of independent representatives involved with the selling of NTC's long distance telephone services and/or marketing programs ("Executive Downlines"). Violation of this policy subjects such an NTC officer/executive to immediate termination and forfeiture of all past and future commissions from such disallowed Executive Downlines. To the best of the Company's knowledge, none of NTC's senior officers/executives have an Executive Downline, including Ed Jacobs (President and CEO), Jerry Ballah (Executive Vice President), Richard Marting (Vice President of Finance and Administration) and William Savage (Vice President of Operations).

In addition, NTC's current policy requires full disclosure by all senior NTC officers/executives of any NTC downline organizations headed by an immediate family member of such senior officer/executive as well as disclosure of the personal involvement of an immediate family member in the sale of NTC's long distance telephone services to retail customers ("Immediate Family Customers/Downlines"). To the best of the Company's knowledge, none of NTC's senior officers/executives have Immediate Family Customers/Downlines with the exception of Jerry Ballah. Mr. Ballah has previously disclosed the existence of Immediate Family Customers/Downlines, at the time each such customer base and/or downline was being initiated by the specific family member, for his mother and his two sons. In addition, although not required by NTC's current policy, Mr. Ballah voluntarily disclosed, at the time each such customer base and/or downline was being initiated, that certain members of the immediate family of Mr. Ballah's fiance have Immediate Family Customers/Downlines. It is also NTC's policy to periodically have the activities and income of such Immediate Family Customers/Downline reviewed by an NTC company committee headed by NTC's President and CEO (and from which the related senior officer/executive is excluded) for the purpose of determining that all of NTC's policies and procedures are being strictly followed.

Pager Agreement - In June 1995, NTC entered into additional promotional agreements with a publicly-traded, personal pager company and a privately-held Internet access service provider. Under the terms of these agreements, (i) NTC will use certain merchandise and services offered by these two companies to enhance NTC's marketing of long distance services, and (ii) NTC will be compensated by the two companies for each subscriber added to their respective services and for the development of certain promotional programs.

Wiltel Contract - In September 1995, NTC entered into a new carrier contract with Wiltel, Inc. of Tulsa, Oklahoma, a subsidiary of WorldCom, Inc., covering a potential volume purchase of $600 million of long distance telephone time over a five year period commencing in November 1995. As in the prior carrier contract with Wiltel, Inc., NTC commits to purchase the designated volume of telephone time in accordance with a schedule over the term of the contract. NTC currently relies on the purchases of another unaffiliated long distance telephone service provider to meet its volume purchase requirements under the new contract.

Management Incentive Agreement - On February 6, 1996, the Company entered into an agreement with NTC pursuant to which it agreed to permit NTC to do a public underwriting of its (NTC's) common stock in the future. The underwriting would be implemented if NTC receives a firm commitment from a reputable regional or national investment banking firm. The Company also agreed to create three stock option plans for the management, employees and independent sales representatives of NTC. The exercise price of all options issued under such plans will be based on the fair market appraisal value of NTC shares as of the date of the grant of the options. The options will be granted and become exercisable only if NTC becomes a public reporting company and its stock is publicly traded. The options will be granted pursuant to a stock option plan meeting the requirements of Section 16(b)(3) of the Securities Exchange Act of 1934, as amended, and the plans will be registered on Form S-8 under the Securities Act of 1933, as amended.

Pursuant to one plan, up to 15% of NTC's outstanding shares, after taking into account the issuance of all shares pursuant to all three plans and the underwriting, will be reserved for issuance pursuant to options granted to current and/or future key independent sales representatives of NTC and will only be vested conditioned upon NTC's achieving certain specific minimum revenue levels prior to January 1, 1999. The NTC Board of Directors will determine the grantees of the stock options under this plan.

Pursuant to the second plan, up to 10% of NTC's outstanding shares, after taking into account the issuance of all shares pursuant to all three plans and the underwriting, will be reserved for issuance to two senior executive officers and a key consultant of NTC. The options issued to the two senior executive officers will be fully vested on the date of grant (i.e. the date NTC's stock first becomes publicly traded), while one-third of the options to be granted to the key consultant will vest immediately upon grant, and two-thirds of such options will vest in accordance with a schedule to be determined by NTC's Board of Directors.

Pursuant to the third plan, up to 10% of NTC's outstanding shares, taking into account the issuance of all shares pursuant to all three plans, will be reserved for issuance to current and future executive officers, employees and key consultants of NTC. The options, once granted, will vest one-third based on the time of service and two-thirds only if NTC achieves a total of $10 million in pre-tax profits in any four consecutive calendar quarters prior to January 1, 1998. Only 25% of the options eligible for grant under this third plan may be issued to the senior executive officers who are the beneficiaries of the second stock option plan. The Board of Directors of NTC will determine the grantees of the stock options under this plan.

Upon the creation of the three plans and issuance of options to Ed Jacobs and Jerry Ballah, Mr. Jacobs will waive his rights to the remaining outstanding warrants and options to purchase the Company's common stock which are provided for in Mr. Jacobs' Employment Agreement. See the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about April 30, 1996.

The agreement with NTC also provides that upon NTC becoming a publicly traded company, it will add four new independent outside directors to the existing Board, which currently consists of three individuals. Initially, the Company will have the right to select two of the new independent directors and NTC will have the right to select the other two. After NTC's initial public offering, the NTC Board of Directors will select future nominees for the NTC Board. The independent directors will constitute the Audit and Compensation Committees of NTC's Board of Directors. Until NTC becomes publicly traded, the NTC Board will remain as currently constituted and certain transactions will require the unanimous consent of the NTC Board members, including the terms of any public offering of NTC's stock. The NTC Board currently consists of Edward Jacobs, Jerry Ballah and Joel W. Greenberg, the Company's designee. The Company has agreed to vote its shareholdings in NTC for the NTC management slate of nominees. The timing and terms of any public offering of NTC's stock is not known at this time, and there is no assurance regarding when or if NTC will do its initial public offering.

ACQUISITION OF RAPID CAST, INC. (RCI):

Acquisition - On February 8, 1995, the Company acquired 10,200,000 shares representing approximately 51% of the outstanding common stock of Rapid Cast, Inc. ("RCI"),a private corporation headquartered in Louisville, Kentucky, for $15,000,000 cash paid to RCI, 750,000 shares of the Company's common stock issued to RCI's current stockholders ("Founding Stockholders"). The purchase agreement also originally provided that an additional 750,000 shares of the Company's common stock that could be earned by RCI's Founding Stockholders based upon the earnings of RCI during its first four full fiscal quarters. On June 30, 1995 the Company's purchase agreement for RCI was amended to provide for the immediate issuance of 600,000 shares of the Company's common stock to the Founding Shareholders in lieu of their right to potentially earn up to 750,000 shares. See "Acquisition of Rapid Cast,Inc.- Certain Transactions." As part of the acquisition, the Company agreed that after the end of the fiscal quarter in which RCI achieves cumulative pre-tax earnings of $1,250,000, provided such earnings are achieved during the first four quarters after the acquisition, it will spin off ("Spin Off") RCI as a public company by registering RCI's shares with the Securities and Exchange Commission and by providing to the Company's shareholders a dividend of a minimum of 25% of the common stock of RCI now owned by the Company. In such event, RCI agreed to take all reasonable steps in order to permit public trading of the Spin Off shares. RCI did not achieve the cumulative pre-tax earnings threshold in its first three fiscal quarters after the acquisition, and the Company is therefore not obligated to implement the Spin-Off.

RCI has used about $14,000,000 of the funds it received to acquire all of the outstanding capital stock of Q2100, Inc. ("Q2100"), a company that owns a proprietary technology for manufacturing single focal , bifocal and progressive eyeglass lenses ("LenSystem"), as well as 15 fully assembled and 66 partially assembled production line machines which incorporate this technology and which are suitable for installation in retail optical stores. The system is named the FastCast LenSystem. Q2100 was previously owned by Pearle, Inc.("Pearle"), which entered into a stock purchase agreement on October 28, 1994 for the sale of 100% of Q2100 to RCI. The purchase price payable by RCI under the stock purchase agreement with Pearle was $15,000,000 in cash (less certain expenses), of which $1,000,000 was paid by RCI on October 28, 1994 as a deposit, and the balance of $14,000,000 was paid on the closing of the acquisition on February 8, 1995 from the proceeds of its stock issuance to the Company. As part of the agreement, Pearle has assumed or discharged all liabilities of Q2100 prior to the acquisition closing. As part of the agreement, RCI has also agreed that after the acquisition it will make the technology available to Pearle and its affiliates on a most favored nation basis. RCI used the remaining $1,000,000 from the issuance of its stock to the Company to fund its operations.

Financing of Acquisition - In order to pay the purchase price of the stock of RCI, the Company provided $5,000,000 in cash and financed the balance by a private placement of securities consisting of 10 Units. Each Unit consisted of one convertible Note issued by the Company and one Warrant to purchase 100,000 shares of RCI common stock. Each Note was in the principal amount of
$1,000,000 or fraction thereof, matured on January 31, 1996, and accrued interest at the rate of 8% per annum. Interest was payable quarterly and at maturity or upon conversion. Purchasers of seven of the Units, who are affiliates of RCI or shareholders of the Company, waived interest accruals on the Notes included in their Units.

On June 30, 1995, Units representing $9,350,000 of the Notes were converted at a rate of $10 per share into 935,000 shares of the Company's common stock. An additional $150,000 of the notes were converted at the rate of $10 per share into 15,000 shares of the Company's common stock in July 1995. In January 1995, the remaining Note for $500,000 was repaid in full. The Company is obligated to register the shares of its common stock issued upon the conversion of the Notes which were not otherwise sold in 1995 by those shareholders in transactions under Regulation S. See Item 1-Business, "Rapid Cast, Inc.", "Nonissuer Sales of Stock Pursuant to Regulation S." The Company is in the process of registering under the Securities Act of 1933,as amended, the remaining shares held by the original Noteholders. In addition, in order to settle potential claims by certain of those shareholders and the one Noteholder who did not convert his Note into shares, which could have been asserted because of the Company's failure to register the underlying shares in 1995, the Company agreed to (i) issue and register 31,000 additional shares of common stock and to convey a Warrant to purchase 5,000 shares of RCI common stock to the Noteholder who did not convert his shares, (ii) issue sufficient additional shares to said prior Noteholder, if necessary, to ensure that on the effective date of the registration of these shares, the prior Noteholder has $155,000 worth of the Company's common stock, including the 31,000 shares, based on the average closing market price of the Company's stock on the five trading days immediately following the effective date of the registration statement, and (iii) to issue to the holders of 32,500 shares who did convert their Notes, sufficient additional shares of the Company's common stock, if necessary, to ensure that they have an aggregate of $390,000 worth of the Company's stock on the effective date of the registration statement, based on the average closing market price of the Company's stock on the five trading days immediately preceding the effective
date  of  the  registration  statement.   See  "Item  3.  Legal Proceedings -
Claims By Prior Noteholders."

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

Registration Rights - RCI granted to the Company the right to demand registration at RCI's cost of all of the Company's RCI shares. The Company may demand this right only after RCI's securities are publicly traded (whether as a result of the Spin Off or otherwise) and only as to one-third of these shares in each of 1996, 1997 and 1998 on a cumulative basis. RCI has also granted to the Company piggyback registration rights with respect to these shares after RCI's securities are publicly traded.

Right to Designate Directors - The Company has the right to elect two of RCI's five directors until the Spin Off, and one of RCI's five directors after the Spin Off. Melvyn Reznick and Joel W. Greenberg are the Company's two designees on the Board of RCI.

Certain Transactions - The current stockholders of RCI (the "Founding Stockholders")other than the Company consist, among others, of persons related to Broad Capital Associates, Inc. (the "Broad Group") who own 3,266,666 shares of RCI common stock, and Larry Joel, Robert Cohen and persons related to them (the "CRJ Group") who own 6,533,334 of RCI common stock. The Founding Stockholders acquired these shares at a purchase price of approximately $.03 per share. The Founding Stockholders and their affiliates as of December 31, 1995 loaned approximately $1,463,334 to RCI, which amounts, together with any additional loans which are thereafter made by them, will be payable July 31, 1996, together with interest at 7% per annum. RCI may determine to prepay this indebtedness, whether from the proceeds of the placement of the Units or otherwise.

As part of the purchase price for the acquisition of 10,200,000 shares of RCI common stock by the Company, the Company issued 750,000 shares of its common stock to the Founding Stockholders on February 8, 1995. The Company also agreed to issue to the Founding Stockholders a maximum of 750,000 additional shares of the Company's common stock depending on RCI's pre-tax earnings during the first four full fiscal quarters after the acquisition closing, which occurred on February 8, 1995. On June 30, 1995, the Company renegotiated the terms of the Agreement and issued to RCI's Founding Stockholders 600,000 unregistered shares of its common stock in lieu of the maximum of 750,000 shares that were to be issued based upon performance factors. The Company made this issuance because, in its opinion, it believed that it was likely that RCI would meet its performance requirements and, hence, attempted to reduce the potential dilution of the Company's stock by 150,000 shares. Based on RCI's actual performance during its first three fiscal quarters, no additional shares would have been issued to the Founding Stockholders.

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

Agreement With Martin Price. On August 31, 1995, RCI entered into an agreement with Martin Price pursuant to which it issued 250,000 shares of RCI common stock and paid $150,000 to Mr. Price ($100,000 in cash and $50,000 pursuant to a note) in consideration for the cancellation of a net profit interest in RCI's business which Mr. Price previously owned. Accordingly, RCI currently has 20,250,000 shares of common stock issued and outstanding.

RAPID CAST, INC. (RCI):

General. RCI is a Delaware corporation formed in February 1994 which acquired 100% of the outstanding capital stock of Q2100, Inc. ("Q2100") from Pearle, Inc., an unaffiliated subsidiary of Grand Metropolitan, Ltd., a United Kingdom conglomerate. Q2100 owns certain domestic and foreign patents and patent applications relating to a new technology, commonly known as Thick Film Radiation Cured Polymer Technology (the "Technology"), which enables retail optical stores and wholesale optical lens manufacturing laboratories to produce many prescription ophthalmic lenses on site at a cost generally lower than if they were purchased from third party manufacturers or distributors. RCI is marketing the Technology under the name Fast Cast LenSystem.

The Optical Marketplace. Nearly 60% of the United States population (approximately 151 million people) required some form of vision correction in 1992, according to Census International '93: The Optical Industry Fact Book ("Census93"). It is estimated that, by the year 2000, the United States prescription eyewear population will rise to approximately 164 million people and that, in the following decade, over 180 million people will use prescription eyewear products. Census93 reports that, in the approximately $11.9 billion United States retail optical market in 1992, the average optical retailer's breakdown of dollar revenue by product category was: (a) approximately 47% (or nearly $5.6 billion) from the sale of eyeglass lenses and lens treatments (e.g., the application of scratch-resistant and ultraviolet coatings), (b) approximately 38% from the sale of eyeglass frames and sunglasses, and (c) approximately 15% from the sale of contact lenses.

Census93 reports that, out of the approximately 80 million pairs of prescription eyeglass lenses sold in the United States in 1992, an estimated 55% to 60% were single vision lenses, while an estimated 40% to 45% were multifocal lenses (i.e., bifocal, trifocal and cataract lenses). According to Census93, bifocal lenses currently constitute the substantial majority of consumer purchases of multifocal lenses, representing an estimated average of approximately 84% of all multifocal lenses purchased in the years 1987, 1989 and 1991. Multifocal lenses are produced as either "flat-top" or "progressive" lenses. Progressive lenses are distinguished from flat-top lens by the absence of visible horizontal lines separating the different corrective prescription areas. Census93 reports that, by the end of 1992, flat-top bifocal and trifocal lenses held approximately 79% of the multifocal market, while approximately 21% of this market consisted of progressive lenses. The LenSystem is capable of producing single vision, flat-top bifocal and progressive bifocal lenses. Although no assurance can be given in this regard, RCI believes that the market for progressive bifocal lenses offers particularly great opportunities, both because of the potential to convert persons currently wearing flat-top bifocals to the "no-line" option offered by progressive lenses, and because the bulk of the baby boomer generation (ages 30 to 49 in 1994) has not yet reached their early 40s, when people typically first experience the presbyopia that requires correction by bifocals.

Single vision and multifocal prescription eyeglass lenses are currently manufactured using one of three basic types of materials. According to Census93, the two conventional materials, glass and hard-resin plastic, accounted respectively for approximately 13% and 64% of 1993 United States prescription lens sales, while the newer premium materials such as polycarbonates, high index plastic and high index glass, accounted for approximately 23% of such sales.

Within the categories of single vision and multifocal lenses, there are many types of premium lenses (generally designed to be especially thin, strong, and light) that the LenSystem currently cannot manufacture: (a) high index plastic and high index glass lenses, which generally are very thin, lightweight lenses used to reduce the thickness of very high strength prescription lenses; (b) polycarbonate lenses, which are made from a material with superior impact resistance and are typically used for sports and other eye-safety purposes; and (c) aspheric lenses, which are made to have flatter curves than conventional spherical lenses, thereby improving visual acuity and the appearance of the eyes through the lenses. Census93 estimates that aspheric lenses represented about 1% of 1992 United States sales of prescription lenses. RCI anticipates that sales of high index lenses will continue to grow steadily over the next several years.

During the years 1990 through 1992, the United States market of contact lens wearers remained basically flat, according to Census93, at approximately 25 million users. There can be no assurance, however, that technological developments, medical advances, changes in consumer tastes or other factors will not cause the use of contact lenses to grow significantly in the future at the expense of prescription eyeglass lenses. Census93 reports that, despite the recent flat rate of overall contact lens use, a Bausch & Lomb study has found that first-time usage of disposable contact lenses grew at a compounded annual growth rate of 47% from 1989 through 1992.

The Production and Dispensing of Prescription Eyeglass Lenses. As previously noted, approximately 77% of all conventional single vision and multifocal prescription eyeglass lenses are currently manufactured from glass or hard-resin plastic. According to Census93, during the years 1991 through 1993 hard-resin plastic was used in the manufacturing of approximately 82% of all prescription lenses made from conventional materials. Although there can be no assurance in this regard, RCI anticipates that the use of glass in manufacturing conventional lenses will decrease over time due to a variety of factors, including its relatively greater weight and inferior impact resistance.

After being prescribed for an individual by his or her medical doctor (ophthalmologist) or optometrist, prescription eyeglass lenses reach the consumer through three traditional channels: independent dispensers (consisting of thousands of private sector optometrists, opticians and ophthalmologists), retail optical chain stores (i.e., retailers having at least four stores, including so-called "superoptical" stores or "superstores", mass merchandisers and warehouse membership clubs), and miscellaneous third party and other dispensers. Census93 estimates that independent dispensers accounted for approximately 62% of 1992 United States optical sales, retail optical chain stores accounted for approximately 33% of such sales, and third party and other dispensers accounted for approximately 5% of such sales.

The substantial majority of glass and hard-resin plastic prescription lenses purchased in the United States are currently obtained from lens dispensers (such as independent optometrists, opticians, ophthalmologists and retail chain stores) who do not manufacture the lenses on-site. They instead obtain lenses from third party manufacturers and distributors, including hundreds of large factories and large, mid-sized and small wholesale manufacturing laboratories. These manufacturers and distributors have invested in the space and equipment required to grind glass or plastic lenses into a specific prescription and then to finish (i.e., polish) the lenses in order to provide clarity. In the case of plastic lenses, these manufacturers additionally possess the molds and other machinery required in order to form and then "cure" (i.e., harden) such lenses. Conventional curing processes utilize heat-driven reactions to harden the plastic. Heat-curing processes are relatively time-consuming, generally requiring between approximately six and 16 hours, depending upon the specific type of plastic involved.

In most cases, a retail lens dispenser who obtains finished lenses from third party manufacturers and distributors cannot offer consumers "same day" service unless that retailer maintains a relatively large, mostly idle and generally expensive inventory of lens blanks. This inventory generally has consisted principally of single vision and flat-top bifocal lenses, due to the historically greater demand for such lenses. Even a retailer who maintains a very extensive inventory of lens blanks typically must place special orders for the majority of lenses required to fill more complex prescriptions and for most premium lenses. Filling any such order generally takes one or more days.

Largely as a result of these limitations in the ability of retail lens dispensers to provide consumers with same day service for certain lenses, full service eyeglass lens manufacturing began to move into retail optical outlets in the form of the so-called "superoptical store". Many of these superstores are operated by the large retail optical chain stores, such as LensCrafters, Opti-World, Pearle Express and D&K Optical (of which Dr. Larry Joel, a shareholder, officer and director of RCI, is Chairman of the Board and a significant stockholder). A "superoptical store" is generally understood in the United States optical industry to be a retail store with the on-site equipment necessary to produce the great majority of finished prescription lenses in about one hour. The required equipment generally consists of a surfacing (or grinding) laboratory and a finishing machine. According to Census93, superoptical stores rarely fall below 1,900 square feet in total area. In addition to an investment in equipment and space, a superoptical store typically requires the maintenance of a largely idle inventory of semi-finished lens blanks.

The Rapid Cast LenSystem. The LenSystem incorporates a new technology called Thick Film Radiation Cured Polymer Technology, which uses ultraviolet light instead of heat to initiate the chemical reaction that hardens the Rapid Cast Liquid Monomer into a plastic lens. The Technology resulted from a research program that was initially begun in 1985 by the University of Louisville. In 1988, Dr. Larry Joel and others formed ORGIC, which contracted with the University of Kentucky to sponsor and continue that research program in return for the ownership of all resulting patents and discoveries. By 1990, ORGIC (then majority-owned by Dr. Joel and the predecessor of Q2100) had developed and tested a new liquid monomer, an ultraviolet curing unit and a lens casting machine. ORGIC believed that equipment utilizing the Technology could permit on-site production of prescription eyeglass lenses at a low cost and in a very short amount of time. ORGIC also believed that, in order to commercialize the use of such equipment and effectively bring it to the marketplace, financial and other resources would be required that ORGIC did not possess. In 1991, ORGIC, with the Technology (together with all related issued patents and patent applications), was sold to Pearle and subsequently renamed Q2100, Inc. On February 8, 1995, RCI purchased 100% of Q2100 from Pearle, and the Company purchased 51% of RCI. See "Item 1. Business - Acquisition of Rapid Cast, Inc."

Technical Overview of the Rapid Cast LenSystem. The Rapid Cast LenSystem consists of three primary components: The Rapid Cast Mold and Gasket Library, the Rapid Cast Liquid Monomer (the "Monomer"), and the Rapid Cast Ultraviolet Curing Unit (the "Curing Unit"). The Rapid Cast Mold and Gasket Library is used to create the actual mold assembly from which a lens will be made. Once the type of lens (i.e., single vision, flat-top bifocal or progressive bifocal) and prescription to be produced are known, a front mold and a back mold are selected from an easy to read wall chart. A gasket is used to hold the front and back molds in place, creating a mold assembly consisting of a hollow cavity. This cavity is then filled with the Rapid Cast Liquid Monomer.

The Rapid Cast Liquid Monomer is a proprietary monomer that is injected in liquid form into the mold assembly using a standard squeeze bottle. This Monomer is a "thick film" monomer, meaning that its thickness is best measured in parts of centimeters (as opposed to thin film monomers, which are measured in parts of millimeters). The Rapid Cast Liquid Monomer is chemically inert and, because it is cured by ultraviolet light, does not require the addition of a separate chemical initiator for the hardening process. As a result of its chemical stability, the Rapid Cast Liquid Monomer has a shelf-life of many years and does not require special shipping and storage precautions. These advantages are not generally realized by conventional lens manufacturing processes which use hard-resin monomers to produce plastic lenses. These conventional monomers (such as the CR-39 Monomer, which has long been the substance most commonly used in manufacturing plastic lenses) require the addition of chemical initiators prior to being cured, and those initiators are in some cases flammable or explosive prior to being mixed with the monomer. Temperature-controlled shipping and storage arrangements must accordingly be made, and cold storage facilities must be utilized even after the monomer and initiator are mixed, since the resulting substance hardens and becomes useless when exposed for an extended period to temperatures above approximately 25 degrees fahrenheit.

The Curing Unit controls the chemical reaction that occurs when the Rapid Cast Liquid Monomer is exposed to ultraviolet light. It monitors the exact temperature of the lens during this reaction, utilizing multiple cold air jets to control the temperature of each sector of a lens. The Curing Unit also continuously monitors the energy output of the ultraviolet light in order to maintain a constant output, even with fluctuations in electrical current. RCI currently intends to utilize two versions of the Curing Unit, which differ only in the quantity of the lenses that can be produced at one time. The Premier Curing Unit will cure two pairs of lenses within approximately 30 minutes. The smaller Deluxe Curing Unit will cure one pair of lenses in the same amount of time. In addition, the front mold assembly may be coated with a scratch resistant coating and then cured with high intensity UV light onto the mold surface. This coating then adheres to the lens during the curing process.

A lens produced by the LenSystem can be subjected to the application of various additional treatments (such as scratch resistant, anti-reflective and ultraviolet coatings) using the same materials and process now employed to apply such coatings to conventional plastic lenses. Scratch resistant and ultraviolet coatings can generally be applied on site in under ten minutes, whereas the application of an anti-reflective coating requires that the lens be sent out to a third party service company. If inadequacies appear in the LenSystem during day to day operation, there is no assurance that any such inadequacies can be corrected at commercially acceptable cost, or at all.

Marketing and Pricing Strategy. RCI expects that initially the bulk of RCI's revenues will be derived from sales of equipment and that as the installed base of equipment stabilizes, an increasing share of revenues will be derived from Monomer sales. RCI is initially seeking to market the LenSystem principally to operators of retail optical stores and small to mid-sized wholesale lens manufacturing laboratories, both inside and outside the United States. Currently the sale price for a single LenSystem with one set of molds is approximately $37,000 for a smaller unit and $43,000 for a larger unit. Operators may be able to lease RCI equipment from third party lessors for approximately $750 to $950 per month at current interest rates over a 60 month period. RCI expects that each purchaser or lessee of a LenSystem will at least initially use RCI's Rapid Cast Liquid Monomer.

RCI does not believe that, in the short term, marketing of the LenSystem will require the purchase of significant print, television, radio or other advertising. RCI instead anticipates that the LenSystem will receive a large amount of nonpaid publicity within trade magazines that regularly report on technological changes in the optical industry. RCI may nonetheless utilize limited print advertising in optical industry trade magazines for the purpose of highlighting the LenSystem's perceived advantages.

RCI currently intends to focus its marketing resources in the short term on the introduction and demonstration of the LenSystem at one or more optical industry conventions and trade shows. RCI believes that such conventions will provide an attractive forum for exhibiting the LenSystem's limited space requirements, ease of use and high quality output. By the end of the third quarter of 1995, RCI had also hired four employees to market the LenSystem, primarily in the United States. RCI pays these employees salaries and commissions, and reimburses them for expenses in connection with their marketing services.

Manufacturing Strategy. RCI currently does not have the facilities or the experience to manufacture the components of the LenSystem and has no plans to develop its own manufacturing capabilities. RCI currently intends to have such components manufactured through subcontractors.

Research and Development Strategy. RCI anticipates that, if and to the extent funds become available from future revenues (if any) or other sources, its research and development efforts will emphasize the further development and enhancement of the Technology and the LenSystem, generally in response to potential future changes in technologies, customer preferences and optical industry standards. Should RCI be unable to anticipate these changes (whether because of a lack of adequate research and development funding or otherwise) or fail to improve the LenSystem or develop new technologies in response to these changes, RCI's ability to grow and become profitable could be materially adversely affected.

More specifically, RCI believes that, in addition to single vision, flat-top bifocal and progressive bifocal lenses, the Technology could be enhanced to enable it to produce other existing types of prescription lenses as well as new lens designs that may be developed in the future. If and to the extent funds become available, RCI accordingly expects that it might seek to improve the LenSystem so as to broaden the range of low cost, high quality lenses it can produce. There can be no assurance, however, that RCI will in fact ever undertake to develop any such improvements or that any effort to do so would be successful or commercially viable. RCI does not currently anticipate that it will conduct future research and development relating to technologies or products  that  are  not  related  to  the  on-site production of prescription
eyeglass  lenses.        There can be no assurance that,   if conducted in the
future, any of RCI's research and development efforts will be successful, be completed in a timely manner, improve RCI's profitability, or enable it to respond effectively to technological or medical advances or new product developments by competitors.

Maintenance, Warranty and Insurance. Initial sales of LenSystems are supported by sales and technical representatives who provide installation and training services. RCI provides its customers with a complete operations manual and training videos. RCI currently offers the LenSystem with a one year warranty for parts and labor. RCI currently maintains product liability insurance which provides coverage of $6,000,000 per occurrence and $7,000,000 in the aggregate. There can be no assurance that the coverage provided by those policies is sufficient to protect RCI against liability. RCI's inability or failure to protect itself adequately against such liabilities could have a material adverse effect upon its prospects, financial condition and results of operations.

Competition. The prescription ophthalmic lens industry is intensely competitive. Numerous manufacturers and distributors currently supply United States lens dispensers, including such dispensers as retail optical stores and small to mid-sized wholesale optical lens manufacturing laboratories. These are the customers to whom RCI initially intends to market the LenSystem. Many of these manufacturers and distributors are currently capable of supplying lenses to a lens dispenser within 24 hours after receipt of the dispenser's order, and, in many cases they can do so at prices competitive with the cost of producing such lenses utilizing the LenSystem. Innotech Corporation is one competitor of RCI which uses plastic to produce lenses. RCI believes that the LenSystem has superior quality (i.e. better durability) and equivalent pricing to other manufacturers of single vision lenses, and both superior quality and lower pricing with respect to flat-top bifocal and progressive bifocal lenses.

If RCI is successful in marketing the LenSystem, it anticipates that other companies or entities will attempt to develop competitive lens casting systems capable of being placed in retail optical store locations. Potential competitors may include companies that own large optical lens manufacturing factories, owners of chains of retail optical stores, large wholesale optical lens manufacturing laboratories, mass merchandisers and warehouse membership clubs that have entered or may enter the retail optical industry, companies in the optical instrument business, companies in the contact lens industry, pharmaceutical and chemical companies that have entered or may enter the retail optical industry or the optical lens manufacturing industry, and universities and public research organizations. Many of these competitors have substantially greater financial, technological, research, product development, manufacturing, sales, marketing and human resources than RCI.

There  can  be  no  assurance  that  one or more of these competitors will not develop a system for on-site production of prescription ophthalmic lenses which is competitive with or superior to the LenSystem, or that RCI will have the technological, marketing or financial resources or flexibility to respond to any such development. The development of such a system would, in all likelihood, exert adverse price pressures on the LenSystem and could render it obsolete and unmarketable.

Patents  and  Proprietary  Rights.    In February 1995 RCI acquired all of the
capital stock of Q2100 and thus all of Q2100's issued patents and patent applications that relate to the Technology. RCI is not aware that any party,in the United States or elsewhere, has challenged the validity or enforceability of the issued patents relating to the Technology, other than the patent dispute with Ronald D. Blum O.D. See "Item 3. Legal Proceedings - Patent Infringement Lawsuit."

The status of pending patent applications involves complex legal and factual questions, and the scope and breadth of claims to be allowed is uncertain. Accordingly, there can be no assurance that pending patent applications, or patent applications that may be filed by RCI in the future, will result in patents being issued, or that any patents that may be issued in the future will afford protection against competitors with similar technology. Patent applications in the United States are maintained in secrecy until patents are issued and, since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months or even years, there can be no assurance with respect to pending patent applications that the covered inventions were not first created by other parties, or that such applications were the first to be filed on such inventions. In addition, patents relating to the Technology that have been or may be issued in some foreign countries may not afford the same protection to RCI as is provided under the patent laws of the United States.

No assurance can be given that the issued patents relating to the Technology will afford protection against competitors with similar technology, or that any of such patents will not be infringed, designed around by others or invalidated. Applications of the Technology (or future technologies RCI may develop) may infringe patents or proprietary rights of others. If any licenses are found to be required in order for RCI to use the Technology or other processes or products, such licenses may not be available on acceptable terms, if at all. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any patent owned by RCI or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent can be substantial and could have a material adverse effect upon RCI's financial condition and results of operations.

In addition to potential patent protection, RCI will rely upon the laws of unfair competition and trade secrets to protect its proprietary rights. RCI currently intends to seek to protect its trade secrets and other proprietary information in part by entering into appropriate confidentiality and nondisclosure agreements with its future employees, consultants, suppliers, joint venturers, subcontractors, licensees, scientific collaborators, sponsored researchers and others. These agreements will generally provide that all confidential information developed by or made known to the other party during the course of the relationship with RCI is to be kept confidential and not disclosed to third parties, except in certain circumstances. In the case of employees, consultants, scientific collaborators and sponsored researchers, the agreements will generally provide that all inventions conceived by them relating to the business of RCI will be the exclusive property of RCI. There can be no assurance, however, that any such agreements will provide meaningful protection for RCI's trade secrets in the event of unauthorized use or disclosure of such information.

Although RCI intends to protect its rights vigorously, there can be no assurance that trade secrets will be established or maintained, that secrecy, confidentiality or nondisclosure agreements will be honored, or that others will not independently develop similar or superior technologies. To the extent that employees, consultants or other third parties (such as prospective joint venturers or subcontractors) apply technological information to RCI's projects which has been independently developed by them or others, disputes may arise as to the proprietary rights to such information, which disputes may not be resolved in favor of RCI.

RCI was advised by the previous owner of Q2100 that it believes that Q2100 owns the trademark "Fast Cast." RCI may use the Fast Cast mark, "OMB-91,
" "Rapidcast," or "LenSystem." None of these marks have been federally registered. A prior user of one of these marks could successfully challenge RCI's ownership or use of the mark.

Governmental Regulation. It is the opinion of special counsel to RCI that the lenses produced by the LenSystem are medical "devices" within the meaning of the Federal Food, Drug and Cosmetic Act (the "Food and Drug Act"), but that the lenses may be marketed without pre-market notification, review, approval or clearance by the Federal Food and Drug Administration ("FDA"). Other requirements, principally those concerning impact resistance, good manufacturing practices, labeling and reporting of certain alleged adverse effects will apply. Although the FDA may disagree, such counsel is also of the opinion that the LenSystem is itself not a "medical device" under the Food and Drug Act. However, certain state and local governmental authorities (such as the State of California) also regulate medical device manufacturers. Depending upon where LenSystem equipment is manufactured, RCI may be subject to such additional regulations. Although there can be no assurance in this regard, RCI does not anticipate that compliance with such governmental regulation will have an adverse effect upon its business.

Acquisition of LabTech, Inc. - In September 1995, RCI acquired the assets of LabTech, Inc. for $75,000 in cash and a three year interest bearing note for

$50,000, and a royalty on future sales using LabTech technology. The $50,000 note was paid in full in December, 1995. The LabTech assets include proprietary technology which accelerates the photochromatic process of tinting lenses in response to changes in light. RCI intends to incorporate this technology into its lens and monomer manufacturing system.

Nonissuer Sales of Stock Pursuant to Regulation S - Shareholders of the Company who had received shares of the Company's common stock in private placements made in connection with the Company's acquisition and financing of a controlling interest in Rapid Cast, Inc. (i.e. purchasers of convertible notes and the founding shareholders of Rapid Cast, Inc.) sold a substantial portion of such shares in offshore sales pursuant to Rule 904 of Regulation S of the Securities Act of 1933, as amended. The Company estimates that approximately 1,650,000 of such shares were sold pursuant to Rule 904 of Regulations S. The Company's obligation to register those shares with the Securities and Exchange Commission under the terms and conditions of the convertible notes and purchase agreement for the controlling interest in Rapid Cast, Inc. terminated when the shares were sold to the offshore buyers. See
Item 1. Business - "Acquisition of Rapid Cast, Inc." The Company did not sell any shares pursuant to Regulation S.

AGREEMENT WITH PRICE INTERNATIONAL, INC.:

On October 27, 1994, the Company entered into an exclusive agreement with Price International, Inc. ("PRI") of Boca Raton, FL, to provide production, management and marketing services for sports-oriented private label and collectible telephone calling cards. PRI's parent corporation, Price International Ltd. of Toronto, Ontario, Canada has a license with the National Hockey League Players' Association (NHLPA) to provide telephone calling cards of NHLPA players. The Company has already produced and is marketing the first edition of cards under the agreement and is actively working on additional editions. Under the terms of the agreement, PRI has received a warrant that expires on December 31,1997 to purchase 100,000 shares of the Company's common stock at $11.25 per share under the following terms: (i) 25,000 shares were vested on the day the agreement was effective, and (ii) 75,000 shares can be vested based upon a performance requirement in which one share will be vested for every $10 in pre-tax profits earned by the Company from products issued under the agreement during any continuous four audited quarterly periods, up to a maximum of 75,000 shares.

In May 1995, PRI and the company entered into another agreement pursuant to which PRI exercised 25,000 warrants at $11.25 per share before their expiration date at the request of the Company and, for the early exercise and other considerations, was vested to exercise the remaining 75,000 warrants at $11.25 per share. The Company agreed to register the 75,000 shares underlying the warrants in a registration statement with the Securities and Exchange Commission that was anticipated to be filed by the Company in 1995. As part of its agreement with the Company, PRI agreed to exercise an additional 25,000 warrants within 30 days of the stock being registered, provided that the price of the stock was at $13 or higher. PRI also agreed to extend the license period with the NHLPA at PRI's expense until the end of June 1996 and also agreed to allow the joint venture to use the trade name Parkhurst in association with the NHLPA phone cards. PRI has the right to use the name Parkhurst, which is a leading manufacturer of trading cards in the hockey market.

In December 1995, the Company entered into discussions with PRI to voluntarily terminate the entire agreement due to lower sales than anticipated. The Company does not believe that the agreement with PRI has been profitable. The Company is also in discussions with PRI associated with the remaining 75,000 warrants that were not registered in 1995 as agreed upon by the Company.

NETWORK SERVICES:

The Company's major network service is the Auto Dismantler Network (known under the tradename "AutoNETWORK") that currently links several hundred licensed automobile dismantlers in California, Nevada, Arizona, Utah, Oregon and Washington. AutoNETWORK is a monthly subscription service that auto dismantlers utilize to buy, sell and trade used parts that have been salvaged from automobiles damaged in traffic collisions.

The  Company  evaluates on a continual basis other applications that could use
the   Company's   broadcast   and   point-to-point   business   communications
technologies.

AutoNETWORK allows automobile dismantlers to buy, sell and trade used automobile parts. By entering a parts request into a personal computer, the request is transmitted to the communications message switching system, which in turn broadcasts the request within seconds to every dismantler on the network or to a selected local or regional subgroup of dismantlers. Those dismantlers who have the requested part in stock and wish to sell it then transmit private messages and enter into private negotiations to sell the part. Generally, a dismantler using AutoNETWORK can locate a part, if available, within minutes of entering his request. The majority of dismantlers on the network generate substantially increased parts sales per month using the network.

During September 1989, the Company agreed to a joint venture with Dismantlers Exchange, a privately-owned, Fairfield, California-based operator of voice telephone hotlines used by more than 200 auto dismantlers to locate auto parts throughout Central and Northern California, Oregon and Washington. Under the joint venture agreement, Dismantlers Exchange markets its own version of the Company's computerized parts locator network in its marketing area under the tradename "DX PC Network". Although both companies operate their networks separately, customers of each network are able to receive appropriate parts requests and send private messages to each other. Dismantlers Exchange also operates a central clearinghouse so that customers of either network can search for parts on each network as required.

In 1996, the Company intends to invest approximately $30,000 into the AutoNETWORK business to enhance the services provided to the automobile dismantlers in the network.

EMPLOYEES, OFFICERS AND DIRECTORS:

Employees - As of March 22, 1996, the Company, including its subsidiaries, NTC and RCI, employed 267 full-time people, consisting of 32 general and administrative, 48 marketing and sales, and 187 operations and customer service personnel.

None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any slow-downs, strikes or work stoppages due to labor difficulties. The Company considers its employee relations to be satisfactory.

Officers - The success of the Company is heavily dependent on the Company's President and Chief Executive Officer, Melvyn Reznick, and the President of the Company's NTC subsidiary, Edward R. Jacobs.

The Company has a three-year employment contract with Mr. Jacobs that expires on July 25, 1997. Should Mr. Jacobs become unavailable or incapable of performing his duties and functions, the Company could suffer material adverse consequences. There can be no assurance that the Company would be able to attract a competent replacement on a timely basis should the Company find it necessary to replace Mr. Jacobs.

On  November 30, 1995, the Company entered into a Severance Agreement with Sam
D. Schwartz, the prior Chief Executive Officer of the Company, pursuant to which Mr. Schwartz resigned as an officer and director of the Company. Pursuant to the Severance Agreement, the Company agreed to pay Mr. Schwartz severance compensation of $20,000 per month for a twelve month period, and to indemnify him to the extent generally available to officers and directors of companies under California law. Pursuant to the Severance Agreement, the Company currently is reviewing the tender of short-swing profits made by Mr. Schwartz to the Company on August 18, 1995 and September 1, 1995 pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. The amount of short-swing profits and the value of the stock options tendered by Mr. Schwartz may be recalculated based on the Company's review procedures. See "Item 3. Legal Proceedings - Section 16(b) Lawsuit" and
Note 5 - "Short Swing Profits" in the "Notes to Consolidated Financial Statements."

On November 30, 1995, the Company entered into a two year Employment Agreement with Melvyn Reznick pursuant to which Mr. Reznick became the President and a director of the Company. Mr. Reznick is also a director of RCI. Pursuant to the Employment Agreement, Mr. Reznick is paid an annual salary of $175,000 and has been granted stock options to purchase 300,000 shares of the Company's common stock at an exercise price of $4.87 per share for a period of five years from the date of vesting. The stock options vest according to the following schedule: 25,000 options on February 28, 1996, 25,000 on May 31, 1996, 25,000 on August 31, 1996, 25,000 on November 30, 1996, 100,000 upon RCI earning cumulative net profits in four or less consecutive fiscal quarters of $1.5 million before taxes and before the Company's acquisition amortization relating to RCI, and 100,000 upon RCI earning cumulative net profits in four or less consecutive fiscal quarters of $2 million before taxes and before the Company's acquisition amortization relating to RCI. The vesting of the 200,000 options which are based on the financial performance of RCI may accelerate upon a sale, spin-off or similar transaction relating to RCI. The Company has agreed to indemnify Mr. Reznick to the extent that indemnification of officers and directors is permitted under California law.

Reconstitution of Board of Directors - On October 26, 1995, the NASDAQ Listing Qualification Committee determined that it was inadvisable to continue the Company's listing on the Small Capital Market, but also advised that the termination was delayed for a period of 45 days pending a review by the NASDAQ

Hearing Review Committee. The Board of Directors of Incomnet requested a reconsideration by the Qualifications Committee of its determination and immediately took action to address the concerns raised by the Qualifications Committee as follows:

         (a) On November 15, 1995, the Board reconstituted itself with several changes. Rita L. Schwartz and Stephen A. Caswell resigned from the Board and Sam D. Schwartz resigned as Chairman of the Board. Melvyn Reznick, Nancy Zivitz and Albert Milstein were appointed to the Board and Joel W. Greenberg was named Chairman of the Board.

         (b) On November 15, 1995, the Board of Directors established a policy that all Board members and senior officers must receive permission before purchasing stock in the Company. The Board established a compliance committee to 1) review requests of senior officers to buy stock in the Company, 2) review contracts with outside consultants and 3) set up procedures for communications with the general public.

         (c) On November 30, 1995, Sam D. Schwartz resigned as President and Chief Executive Officer of Incomnet and Melvyn Reznick was appointed as President and Chief Executive Officer.

In December 1995, the Company was notified by the NASDAQ Listing Qualification Committee that after further consideration, the steps taken by the Company were satisfactory and that the Company's stock would remain listed on the NASDAQ Small Capital Market.

ITEM 2.  PROPERTIES

The Company does not own any real estate. The Company leases approximately 6,224 square feet of office facilities at 21031 Ventura Boulevard, Suite 1100, Woodland Hills, California 91364. The Company was obligated to make lease payments at the rate of $8,215 per month through April 1995, and at the rate of $8,713 per month from May 1995 through July 1998.

The Company's subsidiary, NTC, currently occupies 70,281 square feet of office space at three sites in Irvine, California which are covered by several lease agreements. Two of these leases are short-term agreements for satellite facilities which will terminate during 1996. NTC is presently nearing completion of negotiations to extend the lease on its headquarters buildings at 2801 Main Street., Irvine, California through June, 2004. Currently, lease payments for the three sites total $59,577 per month. According to the terms of existing leases and the proposed lease extension, NTC would be obligated to pay monthly lease payments averaging $48,912 during 1996, and $49,269 during 1997, with subsequent monthly lease payments increasing by $1,000 to $2,000 each year, reaching average lease payments of $63,957 during 2004.

The Company's subsidiary , Rapid Cast , has entered into a lease on approximately 12,250 square feet of office research and development space for its facilities in Louisville, Kentucky , expiring on May 30, 2000. RCI is obligated to make lease payments at the rate of $8,167 per month through December 31, 1997, $8,322 per month in 1998, and $8,433 per month from January 1999 through May 2000. RCI also leases approximately 1,700 square feet of office space in East Rockaway, New York, from an affiliated party on a month-to-month basis for $2,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION:

On August 9, 1994, the Company was notified by the Pacific Regional Office of the Securities and Exchange Commission that the Commission had initiated an informal investigation of the Company and its subsidiary, NTC. The inquiry is fact-finding in nature. In September 1994, the order was changed to a "formal order of private non-public investigation." The Commission stated in its correspondence to the Company that the investigation "should not be construed as an adverse reflection on any person, entity or security, or as an indication by the Commission or its staff that any violation of law has occurred." The Company believes that the investigation was prompted by erroneous reports in the press in June 1994 that the Company's NTC subsidiary was engaged in unethical business practices associated with its marketing program. In August 1994,the Company voluntarily and promptly supplied copious and substantial copies of its books and records to the Commission, and the Company's present and prior independent certified public accounting firms submitted their working papers. The Commission has taken investigative testimony from several current and former officers and directors of the Company and NTC. The Company has responded promptly to all requests for information from the Commission.

The Company believes that it has provided substantial documentation to the Commission that verifies the propriety of its business operations and believes that the ultimate result of the fact-finding investigation will not have a material adverse effect on the Company's financial condition or results of operations.

CLASS ACTION AND RELATED LAWSUITS:

On October 17, 1995, the Company was served with an amended complaint in the class action lawsuit entitled Sandra Gayles; Thomas Comiskey, as Trustee FBO Thomas Comiskey, IRA; Charles Kowal; Arthur Kalter; Matthew G. Hyde; Arthur Wirth; and Isabel Sperber, vs. Sam D. Schwartz and Incomnet, Inc., Case No. CV95-0399 AWT (BQRx), filed in the United States District Court for the Central District of California, Western Division, which was originally filed in January 1995. The amended complaint retains the claim alleging that the Company violated Sections (10)b and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, because it did not disclose and falsely denied the existence of the non-public investigation of the Company commenced by the Securities and Exchange Commission in August 1994. The complaint adds claims that the Company and its former Chairman, Sam D. Schwartz, violated Sections 10, 16(a), 20(a) and 23(a) of the Exchange Act, and Section 25400 of the California Corporations Code, because they did not disclose until August 1995 purchases and sales of the Company's stock made in the open market by an affiliate of Mr. Schwartz between September 1994 and August 1995. The amended complaint seeks (I) certification of the class, (ii) compensatory damages, (iii) damages pursuant to Section 25500 of the California Corporations Code, (iv) interest and attorneys' fees and costs, and (v) other extraordinary, equitable and injunctive relief as may be appropriate. The Company believes that the prior President's purchases and sales were made in substantial compliance with Rule 10b-18 promulgated under Section 10(b) of the Exchange Act. On January 11, 1996 the case was certified as a class action pursuant to the parties' stipulation. The Company has answered the complaint and the lawsuit is currently in the discovery phase.

In October 1995,  the Company was served with a civil lawsuit entitled Herbert
M. Schwartz et al. V. Incomnet, Inc. Sam D. Schwartz and Kaliber Management Corporation, CV 96-9776 LGB (SHX), now pending in the United States District Court, Central District of California. The case was originally filed in the Northern District of Georgia but the Company successfully moved to transfer it to the Central District of California, the situs of the class action. In February 1996, the Company was served with an additional lawsuit entitled Brent Abraham, et al, v. Incomnet, Inc., Sam D. Schwartz and Kaliber Management Corporation, Civil Action No. 1-96-CV-0051-CC pending in the United States District Court, Northern District of Georgia.

These two lawsuits were filed against the Company, its former Chairman and his affiliate by current and prior shareholders of the Company and both allege claims under federal and state law pertaining to misrepresentations, omissions to disclose material facts and undisclosed insider trading which adversely affected the market price for the Company's securities. The complaints allege that the plaintiffs suffered losses in the market value of their stock as a result of the alleged violations. The company's motion to strike two of the plaintiffs claims is pending in the Herbert Schwartz case. The Company is also seeking to have the Abrahm case transferred to the same California court and consolidated with the Herbert Schwartz case which is in the initial stages of discovery. The Company intends to vigorously defend against these lawsuits.

SECTION 16(B) LAWSUIT:

In January 1996, the Company was served with a derivative shareholders lawsuit entitled Richard Morales vs. Incomnet, Inc. and Sam D. Schwartz, 96 Civil 0225 in the United States District Court for the Southern District of New York, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, and demanding that the Company assert claims against Mr. Schwartz for the payment of short-swing profits plus interest. Mr. Schwartz has retained separate counsel for this action. Plaintiff's Fourth Amended Complaints alleges short-swing profits to be approximately $2,128,000. The Company's latest calculations indicate short-swing profits of approximately $2,074,000. The Company is currently reviewing the plaintiff's calculation to determine the reason for the difference, and has forwarded the information to Mr. Schwartz's counsel. The plaintiff also asserts that the 250,000 stock options tendered by Mr. Schwartz on August 20, 1995 and September 1, 1995 as payment of the short-swing profits should be accorded no value because of alleged manipulative and undisclosed trading in the Company's stock by Mr. Schwartz and his affiliate. The parties have not yet agreed on the value of the tendered stock options. The Company's time to respond to the complaint has been extended until early April 1996 while settlement discussions proceed. Mr. Schwartz has not yet answered the complaint. The Company intends to attempt to settle this action and to collect the unpaid amount of  the  short-swing  profits  plus  interest  from Mr. Schwartz.  There is no assurance regarding whether a settlement will be reached, whether the short-swing profits plus interest will be collected, the timing of a settlement or collection, or the amount of legal costs which may be incurred in connection with the lawsuit. See "Item 1. Employees - Severance Agreement with Sam D. Schwartz."

PATENT INFRINGEMENT LAWSUIT:

In July 1995 Rapid Cast, Inc. was served with a lawsuit entitled Ronald D. Blum, O.D. vs. Rapid Cast, Inc., Case No. 95-CV5113, filed in the United
States District Court in the Southern District of New York. The complaint alleges that Rapid Cast, Inc. has infringed on the plaintiff's patent for curing plastic lenses by virtue of employing its technology in the FastCastTM LenSystem. On July 28, 1995, Rapid Cast, Inc. filed an Answer and Counterclaim for Declaratory Judgment denying the plaintiff's allegations, asserting that the FastCastTM LenSystem does not infringe on the plaintiff's patent, alleging that claims in the plaintiff's patent are invalid and unenforceable, and requesting that plaintiff be enjoined from threatening or commencing any litigation against Rapid Cast, Inc. or any of it suppliers, customers or prospective customers. The litigation is presently in the discovery phase. The parties are also actively engaged in settlement discussions. There is no assurance that a final settlement agreement will be made.

LEGAL ACTION AGAINST PRIOR REPRESENTATIVES:

On July 28, 1994, NTC filed a lawsuit against six prior independent marketing representatives who terminated their relationship with NTC on March 31, 1994. The lawsuit alleges that the defendants breached their agreements with NTC after terminating their representative status by (i) soliciting NTC's customers to leave NTC and sign up with a competitor, (ii) soliciting NTC's other independent marketing representatives to leave NTC and work for a competitor, (iii) misappropriating and failing to return the NTC customer and independent sales representative lists, (iv) disclosing NTC's customers, representatives and other trade secrets to a competitor and (v) willfully and maliciously conspiring to injure NTC's business in order to improve their own business. The causes of action against the defendants are breach of contract, misappropriation of trade secrets and intentional interference with NTC's economic relationships. NTC sought injunctive relief and is seeking monetary damages of at least $500,000, as well as punitive damages in an unspecified amount.  On  August  31,  1994,  the  court awarded NTC a temporary injunction against the defendants, enjoining them from disclosing or utilizing any of NTC's trade secrets, including its list of customers and independent sales representatives. A permanent injunction was subsequently denied by the court on the basis that NTC had failed to demonstrate irreparable harm. All of the defendants were located in Northern California. The Company believes that as a result of the defendants' wrongful actions, NTC lost independent marketing representatives in Northern California and retail customers. While these actions slowed the growth rate of NTC's customers and marketing representatives in the Spring of 1994, growth is continuing. The rate at which NTC is signing new representatives, especially from other parts of the United States, is also increasing, which may result in an increased rate of growth in the customer base in the future. On August 30, 1994, the defendants filed a cross-complaint against NTC and the Company, claiming that NTC failed to meet its contractual obligations to the defendants and that actions taken by the defendants as a result were proper and legal. The cross-complaints are seeking compensatory and special damages, along with general and punitive damages. Management cannot predict the ultimate resolution of the lawsuit or its impact on the Company at this time.

CLAIMS BY PRIOR NOTEHOLDERS:

In January 1996 a civil action was filed against the Company and Sam D. Schwartz in the United States District Court for the Eastern District of New York, entitled Jules Nordlicht vs. Incomnet, Inc. and Sam D. Schwartz, Case No. CV 95-5134, alleging breach of contract and material misrepresentations and nondisclosures in connection with the issuance and conversion of promissory notes by the Company in a private placement. The complaint sought damages of $750,000. In early February 1996 the Company entered into a settlement agreement with Mr. Nordlicht pursuant to which the Company agreed to issue to Mr. Nordlicht and register 31,000 shares of the Company's common stock, repay the outstanding balance of his note, and issue him 5,000 additional warrants to purchase shares of Rapid Cast, Inc. (if and when it goes public) which the Company had received pursuant to the redemption of another convertible promissory note previously issued by the Company. Pursuant to the settlement, the Company is obligated to file the registration statement by May 12, 1996 or it is required to pay a $100,000 penalty to Mr. Nordlicht. In addition, the Company may be obligated to issue additional shares to Mr. Nordlicht if, during the five trading days immediately following the effective date of the registration statement, the average last sale price of the Company's common stock on the NASDAQ Small Capital Market is less than $5.00 per share. Accordingly, on the effective date of the registration statement, Mr. Nordlicht is entitled to $155,000 worth of Incomnet, Inc. stock, with a minimum of 31,000 shares which have already been issued to him. The settlement agreement has been filed with the court and the case has been dismissed with prejudice, subject to compliance with the settlement agreement.

Claims similar to Mr. Nordlicht's could be asserted against the Company by other holders of shares acquired upon the conversion of privately placed 8% convertible notes which were issued in February 1995 and converted into shares by the holders in July 1995. The Company has had settlement discussions with six such shareholders holding 32,500 shares, and there are additional conversion shares held by prior or current officers or directors of the Company or RCI. Settlement agreements have been sent to all six holders and four covering 20,000 shares have been executed and returned. There is no assurance that the other two settlement agreements will be executed. If the settlement agreements are not signed and a suit is filed, the Company will vigorously defend the action. The settlement agreements call for the Company to register the outstanding shares held by the six holders, and to issue them sufficient additional shares upon the effective date of the registration statement to result in the six holders having free trading shares with a value equal to 120% of the amount of their original investment, based on the average trading price of the Company's common stock for the five trading days immediately preceding the effective date.

POTENTIAL LAWSUITS:

Price International, Inc. (PRI) may assert a claim for breach of contract and federal securities laws violations in connection with the exercise of 25,000 warrants at $11.25 per share by it allegedly based on statements made to it by the Company (See Agreement with Price International, Inc.). PRI asserted this claim in a letter written to the Company by its counsel in October 1995. The Company has communicated directly with Price International and agreed to register the shares underlying the remaining 75,000 warrants held by Price International. No settlement agreement was, however, entered into and no further threats by Price International have been made.

Two clients of a broker-dealer firm have asserted claims against the Company and its prior President alleging misrepresentations in the course of providing information to the shareholders of the Company and alleging omissions to state material facts. These two potential plaintiffs have asserted their claims informally that they purchased the Company's securities through a registered broker-dealer firm in the open market. They claim to have purchased several million dollars worth of the Company's common stock and to have suffered losses because of the acts and/or omissions of the Company and its prior President. If these claims are filed as a legal complaint, the Company will seek to consolidate them with the Herbert Schwartz and/or the class action lawsuits.

From time to time, the Company is involved in litigation arising from the ordinary course of business, the ultimate resolution of which management believes will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                                   PART II

ITEM  5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION:

The Company's common stock trades on the Nasdaq Small-Cap Market under the symbol "ICNT". The following table sets forth the range of bid prices for the common stock during the periods indicated. Prices represent the actual high and low sale prices of the Company's stock as provided by Nasdaq real-time pricing information.



Year ended December 31, 1995:


Quarter   High    Low    Last Sale
- -------  ------  ------  ---------


4        11 1/4   2 1/2     4 9/16
3        24 1/2       9         11
2        16 3/8  10 7/8         15
1        14 5/8   8 1/4     14 3/8

Year ended December 31, 1994:


Quarter   High     Low    Last Sale
- -------  ------  -------  ---------

4        14 5/8  9 15/16     14 5/8
3        12 1/2        8     11 3/8
2        11 1/8    6 3/8      9 3/4
1         7 1/4        6      6 3/4



On March 27, 1996, the last sales price per share of the Company's common stock, as reported by the NASDAQ Stock Market, was $5 1/2.

On March 27, 1996, the Company's 13,224,024 shares of common stock outstanding were held by approximately 700 shareholders of record.

DIVIDENDS:

The Company has not paid cash dividends on its common stock since inception. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

ITEM 6.  SELECTED FINANCIAL DATA

A summary of selected financial data for the five years ended December 31, 1995, 1994, 1993, 1992 and 1991, is presented below, and should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 1995, 1994 and 1993 at "Item 8. Financial Statements and Supplementary Data."



STATEMENTS OF OPERATIONS DATA1:
                        Fiscal Years  Ended December 31,


                        19954         19944         19934         19923,4       19912
                        ------------  ------------  ------------  ------------  ----------

Sales                   $86,564,917   $46,815,057  $11,298,972   $ 5,534,874   $1,898,071

Income/(loss) before
  income taxes,
  extraordinary items
  & minority interest       957,044    4,000,242   (1,606,844)   (2,264,597)     397,631

Income/(loss) before
  extraordinary items
  & minority interest       856,543    3,999,187   (1,606,844)   (2,461,697)       1,322

Net income/(loss)         1,366,025    4,071,194     (948,769)   (2,021,333)       1,322

Per common share
  and common
     share equivalents:

Net income/(loss) before
  extraordinary items          0.11         0.42        (0.20)        (0.34)         .00

Net income/(loss)              0.11         0.42        (0.12)        (0.28)         .00

BALANCE SHEET DATA1:
                                                December 31,
                        1995 4       1994 4       1993 4      19923, 4    1991 2
                        -----------  -----------  ----------  ----------  ----------
Total assets            $74,105,629  $26,158,346  $8,665,839  $6,744,994  $2,174,428

Long-term obligations    8,459,772          900      20,000     176,000      83,334

__________________________________________
(1)  Segment information is presented at "Item 1. Business - Segment Information."

(2)  In  1991,  the  Company  wrote  off  its entire investment in Incomnet India Limited.

(3)  In  1992,  the  Company  acquired  a  controlling  interest  in  National Telephone &
Communications,   Inc.   This   information   is   described   in   "Item  1.  Business  -
Acquisition of National Telephone & Communications, Inc. (NTC)."

(4)  The  Company  is  engaged  in  legal  proceedings  where  the ultimate outcome cannot
presently   be   determined.    This   information   is   described   at  "Item  3.  Legal
Proceedings."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

For the year ended December 31, 1995, the Company had a net profit of $1,366,025 and, at that date, current assets exceeded current liabilities by $1,440,515. Since the Company acquired a controlling interest in NTC in early 1992, the Company's capital needs have been satisfied from outside sources such as the private placement of securities, the exercise of warrants and options, and loans and bank credit lines guaranteed by its principal shareholders. Cash flow from operations did not provide net working capital to the Company during the period from February 1992 to May 1994, but has been positive since that date.

The Company had net working capital of $1,440,515 at December 31, 1995, as compared to net working capital of $8,798,793 at December 31, 1994. During 1995, net cash flow from operations was $1,378,839 compared to net cash flow from operations of $3,083,887 in 1994.

During 1995, the Company's cash requirements were met through a combination of cash flow from operations, exercise of warrants to purchase the Company's common stock and private placements of its common stock. In 1995, the Company raised $29,058,773 in either private placements or from the exercise of warrants. The Company anticipates that it will continue to attain cash flow sufficient to meet the Company's cash requirements in 1996 through a combination of operations, bank borrowings, private placements of its common stock and the exercise of warrants to purchase the Company's common stock. On February 5, 1996, Melvyn Reznick, the President and a director of the Company, personally guaranteed and arranged for a $500,000 bank line of credit for the

Company, which may be expanded to a range of $750,000 to $1,000,000 in the near future. As of March 22, 1996, the line had not been drawn upon, although the Company expects to draw on it in the future to fund operating expenses at the parent company level, or to fund capital contributions to Rapid Cast, Inc. ("RCI") when the shareholders of RCI are called upon to provide additional funds to RCI for its operations. In this regard, the Company made an additional capital contribution of $324,000 to RCI in January 1996 pursuant to a private rights offering made by RCI. The Company anticipates that during 1996 it and RCI will need financing in addition to their respective cash flows to fund operations and, in the case of RCI, to finance the growth of its business.

The Company had no material commitments for capital expenditures at December 31, 1995, but does expect to continue expanding the NTC headquarters building and purchasing additional equipment commensurate with the requirements of its customer base. During 1995, the Company had capital expenditures of $7,389,419 for plant and equipment.

Effective February 12, 1992, the Company entered into a Letter of Agreement (the "Agreement") with National Telephone Communications, Inc. ("NTC"), to ultimately acquire a controlling interest in NTC. NTC is a public company that resells long distance telecommunications services. The Company loaned NTC $2,850,000 during 1992, collateralized by substantially all the assets of NTC, from its available working capital resources. In 1993, the Company loaned an additional $1,935,961 to NTC, bringing the total to $4,785,961. In 1994, the Company loaned NTC an additional $308,879, bringing the total to $5,094,810. All loans to NTC were converted into an additional equity investment in NTC at the end of 1994. No further loans were made to NTC during 1995.

In May 1992, as settlement with a creditor on a past due accounts payable of approximately $725,000, the Company entered into a non-interest bearing credit facility of approximately $432,000, resulting in a gain of approximately $293,000 ($.04 per common share). The contract was payable in monthly installments of $12,000 for the first twelve months and monthly installments of $16,000 thereafter through November 1994. Maturities of the contract were $84,000 in 1992, $172,000 in 1993 and $176,000 in 1994. This obligation was paid in full in 1994.

At December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $16,800,000, which are expected to be available to offset taxable income for the next several years. The
Company's subsidiary is engaged in legal proceedings where the ultimate outcome cannot presently be determined. This information is described at "Item
3. Legal Proceedings."

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994:

Sales - Total 1995 sales increased by 85% from $46.8 million in 1994 to $86.6 million in 1995. The majority of this increase was attributable to NTC's sales increase from $45.6 million in 1994 to $83.1 million in 1995. The following table summarizes the Company's year-to-year sales performance by subsidiary and segment:

                                                     $ in millions
                                                     -------------
 Subsidiary                  Segment                   1995   1994
- -----------  ---------------------------------------  -----  -----
NTC          Telephone (telecommunications services)  $70.0  $34.2
NTC          Telephone (marketing programs)            13.1   11.4
RCI          Optical                                    2.0     --
AutoNETWORK  Network                                    1.5    1.2
             Total Company Sales                      $86.6  $46.8

NTC's sales increase was driven largely by continued expansion of the customer base for its telecommunication services. As a result of this continuing expansion, NTC's telecommunication service revenues represented 84% of NTC's total 1995 revenues with the remaining 16% generated by sales of NTC's marketing programs. This 1995 revenue mix compares to NTC's 1994 mix of 75% from telecommunication services and 25% from marketing programs.

The consolidation of RCI in the third and fourth quarters of 1995 added $2.0 million of optical product sales to the total year results.

Cost of Sales - Total Company cost of sales, which tends to vary directly with sales, increased from $31.2 million or 67% of sales in 1994 to $57.9 million or 67% of sales in 1995. The following table summarizes the Company's year-to-year changes in two major cost components:

                                               $ in millions
                                                1995   1994
                                               ------ ------
Commissions paid to NTC independent sales reps  $14.2  $ 7.7
All other costs of sales                         43.7   23.5
  Total Company Cost of Sales                   $57.9  $31.2
                                                ============

NTC's total commission expense increased from $7.7 million in 1994 to $14.2 million in 1995. The most significant single factor in this year-to-year change was an annual increase of $3.0 million in residual monthly sales commissions paid to independent sales representatives on NTC's expanding telecommunication service revenues. The remainder of the year-to-year change was caused by increases in various bonuses and overrides paid to sales representatives who signed up new telephone service customers for NTC.

The second cost component shown in the table above is "all other costs of sales" which represents: (1) NTC's long distance carrier costs, (2) NTC's costs of producing sales materials for its independent sales representatives,
(3) RCI's costs of producing optical systems and anscillary goods, and(4) AutoNETWORK costs of providing communications network products and services.

General and Administrative - Total G&A costs increased from $9.4 million or 20% of sales in 1994 to $19.8 million or 23% of sales in 1995. G&A costs generally include the costs of employee salaries, fringe benefits, supplies, and related support costs which are required in order to provide such operating functions as customer service, billing, marketing, product development, information systems, collections of accounts receivable, and accounting.

NTC's G&A costs increased during 1995 in order to: (1) support its continuing sales growth in 1995 and, (2) build stronger infrastructure to accommodate still greater sales growth and improved cost efficiencies in the future. RCI incurred substantial G&A costs in 1995 relating to its startup of operations.

Depreciation and Amortization - Total Company depreciation and amortization expense increased from $0.4 million in 1994 to $1.0 million in 1995. This increase was caused by greater investment by NTC in computer hardware and software, furniture and equipment, and leasehold improvements required to support its rapid expansion in sales.

Bad Debt Expense - Total Company bad debt expense increased from $1.8 million or 3.8% of sales in 1994 to $4.1 million or 4.8% of sales in 1995. The year-to-year increase in bad debt was caused primarily by increased provisioning of NTC's Dial-1 receivables and secondarily by the Company's establishment of a bad debt reserve for a potentially uncollectible note receivable from a Company shareholder.

Other Income and Expense - The Company's net income and expense declined from net other income of $0.3 million in 1994 to net other expense of $1.0 million in 1995. This $1.3 million net decline was primarily caused by: (1) a $382,500 settlement with convertible noteholders relating to the acquisition of RCI, (2) a $244,010 settlement with a former Company officer, and (3) a $337,500 write-off of marketable securities by NTC.

Acquisition Costs and Expenses - Acquisition costs increased from $ .3 million in 1994 to $1.7 million in 1995. This increase in costs was caused almost entirely by the acquisition of RCI and includes: (1) $1,228,206 of amortization expense relating to the acquisition of RCI patent rights, (2) $118,743 of interest expense on notes used to finance the RCI acquisition and related legal costs, and (3) $107,841 of equity in RCI's losses from February, 1995 (date of acquisition) through June, 1995 (the period during which the Company's 51% ownership of RCI was recorded under the equity method of accounting).

Minority Interest - Beginning on July 1, 1995, the Company converted from the equity method to the consolidated method of accounting for its 51% ownership in RCI. As a result, 49% of RCI's losses from July 1 through December 31, 1995 (the "minority interest") were eliminated from the Company's "Consolidated Statements of Operations" for 1995.

Net Income - Total Company net income declined from $4.1 million or 8.7% of sales in 1994 to $1.4 million or 1.6% of sales in 1995. Although NTC's year-to-year net income increased substantially, those increases were more than offset by losses sustained from the Company's internal operations and from RCI's operations.

RESULTS OF OPERATIONS - 1994 COMPARED TO 1993:

Sales - In 1994, total revenues were $46.8 million as compared to $11.3 million in 1993, an increase of $35.5 million or 314%. Telecommunications-related revenues increased to $35.4 million in 1994 from $7.0 million in 1993, an increase of $28.4 million or 404%, while marketing-related revenues increased to $11.4 million from $4.3 million in 1993, an increase of $7.1 million or 167%. The growth of the Company's telecommunications-related revenues was associated with the increase in the base of marketing representatives, which results in the signing of new telephone customers. The growth of the Company's marketing-related revenues was due to a marketing program involving the sale of marketing programs and materials to independent sales representatives.

Cost of Sales - Total Company cost of sales, including commissions to independent sales representatives, increased to $31.2 million in 1994 from $9.5 million in 1993, an increase of $21.7 million or 227%. Expenses associated with commissions, bonuses and overrides paid to NTC's independent representatives for 1994 were $7.7 million versus $2.3 million in 1993, an increase of $5.4 million or 227%. Other increases in expenses were primarily attributable to the increased costs of communication services from NTC's primary carriers.

General and Administrative - General and administrative costs were $9.4 million in 1994 versus $2.6 million in 1993, an increase of $6.8 million or 257%. This increase was attributable to substantial growth in NTC's telecommunications and marketing revenues, which necessitated substantial increases in the Company's selling, general and administrative operations. The increase in these operations, however, was lower as a percentage increase than the increase in revenues, reflecting an improved economy of scale in the Company's operations.

Depreciation and Amortization - Depreciation and amortization increased to $0.7 million in 1994 from $0.5 million in 1993, an increase of $0.2 million or 38%. This increase was due to the increased investment in capital goods required to conduct and expand operations.

Bad Debt Expense - Total Company bad debt expense increase to $1.8 million in 1994 from $0.2 million in 1993, an increase of $1.6 million or 925%. The increase in bad debt was due to the rapid growth in telecommunications revenues in 1994 versus 1993, although the rate of growth of bad debt from 1993 to 1994 reflects an over-reserve for bad debt in 1992 of $1.1 million, which was applied against bad debt in 1993. The actual rate of growth of bad debt in 1994 was commensurate with the rate of growth in telecommunications revenues from 1993 to 1994.

Other Income and Expense - Total Company other income and expense changed from a net expense of $0.1 million in 1993 to net income of $0.3 million in 1994, a gain of $0.4 million, or 765%. The increase was due to the decreased need for the Company to borrow funds in 1994 versus 1993, along with the increase in the Company's cash position, which resulted in interest gains on funds held in cash accounts.

Net Income - The Company generated net income of $4.1 million in 1994 versus a loss of $0.9 million in 1993, an increase of $5.0 million or 529%. The Company's net income reflects the improved and profitable operations at NTC in 1994.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" in this document, and are incorporated herein by reference.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information required under this Item is contained in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A by April 30, 1996, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is contained in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A by April 30, 1996, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is contained in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A by April 30, 1996, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is contained in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A by April 30, 1996, and is incorporated herein by reference.

                                   PART  IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



INDEX TO FINANCIAL STATEMENTS:
- ----------------------------------------------------------------------

                                                                        Page No.
                                                                        --------

Report of Independent Auditors                                                41

Consolidated Balance Sheets - December 31, 1995 and 1994                      42

Consolidated Statements of Operations - Years Ended December 31, 1995,
1994 and 1993                                                                 44

Consolidated Statements of Shareholders' Equity -Years Ended
December 31, 1995, 1994 and 1993                                              45

Consolidated Statements of Cash Flows - Years Ended December 31, 1995,
1994 and 1993                                                                 46

Notes to Consolidated Financial Statements                                    48

Schedule II - Valuation and Qualifying Accounts - December 31, 1995 and 1994  60




















INDEX TO EXHIBITS:

Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibits designated by the symbol ** are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT NO.  DESCRIPTION
- -----------  ----------------------------------------------------------------------------
      3.2*   Proposed amendment to Bylaws Regarding Directors.

      10.1   Contract  between  Wiltel,  Inc. and National Telephone Communications, Inc.
             dated November 15, 1994,  previously  filed  as  an  Exhibit to Registration
             Statement on Form S-3 #33-87302 declared effective on December 22, 1994.

      10.2*  Standard  Office  Lease Between William B. Bellis, Sr. And Rapid Cast, Inc.
             From  May  31,  1995  to  May 30, 2000 for property on 4510-12 Robards Lane,
             Louisville, KY.

      21*    Subsidiaries of the Registrant

      27*    Financial Data Schedule

REPORTS ON FORM 8-K, FILED IN 1995:

      20.1   Report on Form 8-K - Acquisition of Rapid Cast,  Inc.  dated  and  filed  on
             February 8, 1995.

      20.2   Report on Form 8-K -    Stock  Purchase  Agreement  for  Rapid  Cast,  Inc.,
             previously filed as Exhibit A dated and filed on February 8, 1995.

      20.3   Report on Form 8-K -  Stock Purchase Agreement for  Q2100, Inc.,  previously filed as Exhibit B dated and filed on February 8, 1995.

      20.4   Report on Form 8-K  -   Stock Pledge Agreement,  previously filed as Exhibit
             C  dated and filed on February 8, 1995.

      20.5   Report on Form 8-K -  Form of Convertible Note,  previously filed as Exhibit
             D  dated and filed on February 8, 1995.



     20.6    Report on Form 8-K -  Amendment  to  the Quarterly Report of Form 10-Q  for
             three months ended March 31, 1995,  dated  July 25,  1995  and filed on July
             25, 1995.

     20.7    Report on Form 8-K -   Irrevocable  Tender  of Payment to Company to Return
             Short Swing Profits by Sam D. Schwartz dated  August 18,  1995  and filed on
             August 18, 1995.

     20.8    Report on Form 8-K -   Changes to the Board of Directors  of  Incomnet dated
             and filed on November 15, 1995.

     20.9    Report on Form 8-K -   Change  in  the President and Chief Executive Officer
             of Incomnet dated November 30, 1995 and filed on November 15, 1995.

     20.10   Report on Form 8-K -   Employment  Agreement  between  Incomnet  and  Melvyn
             Reznick,  President of Incomnet, Inc.  Dated  November 27, 1995 and filed on
             November 30, 1995.

     20.11   Report on Form 8-K -   Severance Agreement between Incomnet, Inc. And Sam D.
             Schwartz, former Chairman and President of Incomnet, Inc. Dated November 30,
             1995 and filed on November 30, 1995.

     20.12   Report on Form 8-K -  Agreement with National  Telephone  &  Communications,
             Inc. (NTC) for  incentive  stock option program and for a public offering of
             NTC's stock dated February 6, 1996 and filed on February 9, 1996


























                        Report of Independent Auditors

Board of Directors and Shareholders
Incomnet, Inc.

We have audited the consolidated balance sheets of Incomnet, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholder's equity and cash flow for each of the three years in the period ended December 31, 1995, and the schedule listed in
Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incomnet, Inc. at December 31, 1995 and 1994, the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 7 to the financial statements, the Company is a party to a class action matter, claiming losses arising from alleged securities violations based upon the denial and non-disclosure of a pending investigation by the Securities and Exchange Commission and on alleged securities transactions by its former President. Legal counsel to the Company has advised that the ultimate outcome of this matter and a range of potential loss cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in accompanying financial statements.


                                                /s/ Stonefield Josephson
                                                ACCOUNTANCY CORPORATION


Santa Monica, California
March 8, 1996

                             INCOMNET, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                 YEARS ENDED DECEMBER 31,

ASSETS
                                                                    1995          1994
                                                                ------------  ------------
CURRENT ASSETS:
  Cash & cash equivalents                                       $ 1,644,968   $ 9,694,900
  Accounts receivable, less allowance for doubtful
    accounts of $3,154,241 at December 31, 1995 and
    $1,530,217 at December 31, 1994                              12,177,257     8,603,577
  Notes receivable - current portion                                102,594            --
  Notes receivable from officers & shareholders -
    net of reserves of $208,800                                     863,440            --
  Inventories                                                     1,646,829        28,362
  Prepaid expenses and other                                      1,197,245        94,247
                                                                ------------  ------------

    Total current assets                                         17,632,333    18,421,086
                                                                ------------  ------------

PLANT AND EQUIPMENT:
  Computer hardware & software                                    5,113,588     3,513,433
  Furniture & office equipment                                    1,878,439       682,650
  Leasehold improvements                                          4,133,885       400,935
                                                                ------------  ------------

    Total plant & equipment (gross)                              11,125,912     4,597,018
  Less accumulated depreciation                                  (1,979,858)   (1,994,553)
                                                                ------------  ------------

    Total plant & equipment (net)                                 9,146,054     2,602,465
                                                                ------------  ------------

OTHER ASSETS:
  Excess of purchase price over net assets of NTC, less
    accumulated amortization of $941,644 at December 31, 1995
    and $663,524 at December 31, 1994                             4,838,610     4,667,704
  Patent rights from the acquisition of RCI
    less accumulated amortization of $2,019,233
    at December 31, 1995                                         41,688,844            --
  Investment in Lab Tech                                            130,725            --
  Investment in marketable securities                               190,714       337,500
  Notes receivable - long term                                      155,000            --
  Deposits and other                                                323,349       129,591
                                                                ------------  ------------

    Total other assets                                           47,327,242     5,134,795
                                                                ------------  ------------

    Total assets                                                $74,105,629   $26,158,346
                                                                ============  ============

        See accompanying "Notes to Consolidated Financial Statements."

                               INCOMNET, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                   YEARS ENDED DECEMBER 31,

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
                                                                      1995           1994
                                                                  -------------  -------------
CURRENT LIABILITIES:
    Accounts payable                                              $  8,783,797   $  5,813,813
    Accrued expenses                                                 3,686,661      1,700,213
    Current portion of notes payable                                 2,530,886         21,494
  Deferred income                                                    1,190,474      2,086,773
                                                                  -------------  -------------

  Total current liabilities                                         16,191,818      9,622,293
                                                                  -------------  -------------

LONG-TERM LIABILITIES:
  Notes Payable                                                          9,622             --
  Deposits & other                                                       1,100            900
  Deferred tax liability (net)                                       8,449,050             --
                                                                  -------------  -------------

  Total long-term liabilities                                        8,459,772            900
                                                                  -------------  -------------

  Total liabilities                                                 24,651,590      9,623,193
                                                                  -------------  -------------

MINORITY INTEREST                                                    6,905,983             --
                                                                  -------------  -------------

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 20,000,000 shares
    authorized; issued and outstanding 13,262,648
    shares at December 31, 1995 and 10,482,854
    shares at December 31, 1994                                     60,883,892     31,376,094
  Treasury stock                                                    (5,491,845)      (665,208)
  Accumulated deficit                                              (12,843,991)   (14,175,733)
                                                                  -------------  -------------

    Total shareholders' equity                                      42,548,056     16,535,153
                                                                  -------------  -------------

    Total liabilities, minority interest & shareholders' equity   $ 74,105,629   $ 26,158,346
                                                                  =============  =============



         See accompanying "Notes to Consolidated Financial Statements."






                                            INCOMNET, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                               YEARS ENDED DECEMBER 31,

                                                                       1995             1994          1993
                                                                     ------------  ------------  ------------

SALES                                                                $ 86,564,917  $ 46,815,057  $ 11,298,972
                                                                     ------------  ------------  ------------

OPERATING COSTS & EXPENSES:
  Cost of sales                                                        57,948,207    31,220,780     9,521,803
  General & administrative                                             19,792,906     9,437,851     2,643,583
  Depreciation & amortization                                           1,006,978       444,486       474,022
  Bad debt expense                                                      4,124,589     1,788,772       174,377
  Other (income)/expense                                                1,002,283      (342,445)       51,455
                                                                     -------------  ------------  -----------

    Total operating costs and expenses                                 83,874,963    42,549,444    12,865,240
                                                                     -------------  ------------  -----------

ACQUISITION COSTS & EXPENSES:
  NTC Acquisition - goodwill amortization                                 278,120       265,371        40,576
  RCI Acquisition - patent rights amortization                          1,228,206            --            --
  RCI Acquisition - interest and legal                                    118,743            --            --
  RCI Acquisition - equity in (profit)/loss of
    unconsolidated subsidiary                                             107,841            --            --
                                                                     -------------  ------------  -------- --

    Total acquisition costs & expenses                                  1,732,910       265,371        40,576
                                                                     -------------  ------------  -----------

    Income/(loss) before income taxes,
    extraordinary items & minority interest                               957,044     4,000,242    (1,606,844)

INCOME TAXES                                                              100,501         1,055            --
                                                                     -------------  ------------  -----------

    Income/(loss) before extraordinary items & minority interest          856,543     3,999,187    (1,606,844)

EXTRAORDINARY ITEMS:
  Gain/(loss) on settlement with creditors                                      --       72,007       658,075
MINORITY INTEREST                                                          509,482           --            --
                                                                     -------------  ------------  ------------

          Net income/(loss)                                          $   1,366,025  $  4,071,194  $ (948,769)
                                                                     =============  ============  ============

INCOME/(LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:
  Income/(loss) before extraordinary items                           $        0.11   $      0.42   $     (0.20)
  Extraordinary items                                                           --            --          0.08
                                                                     -------------  ------------  ------------

  Net income/(loss)                                                  $        0.11   $      0.42   $     (0.12)
                                                                     =============  ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND FOR 1995,
COMMON SHARE EQUIVALENTS OUTSTANDING                                       12,706,401    9,593,207     8,183,877
                                                                   ==================  ============  ============

        See accompanying "Notes to Consolidated Financial Statements."

                               INCOMNET, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                              DECEMBER 31, 1995, 1994 AND 1993

                                    Common Stock
                                       Shares        Amount     Gain/(Deficit)      Total
                                    ------------  ------------  ---------------  ------------

BALANCE AT DECEMBER 31, 1993          9,061,382   $22,176,075   $  (18,246,927)  $ 3,929,148

  Common stock issued upon exercise
    of warrants                       1,308,833     8,544,862                      8,544,862
  Common stock issued under private
    placement                           100,000       500,000                        500,000
  Common stock issued in exchange
    for NTC shares                       82,639       155,157                        155,157
  Repurchase of treasury shares         (70,000)     (665,208)                      (665,208)
  Net income                                                         4,071,194     4,071,194
                                    ------------  ------------  ---------------  ------------

BALANCE AT DECEMBER 31, 1994         10,482,854   $30,710,886   $  (14,175,733)  $16,535,153

  Common stock issued upon exercise
    of warrants                         489,582     4,343,262                      4,343,262
  Common stock issued under private
    placement                           157,500     1,890,000                      1,890,000
  Common stock issued under upon
    conversion of note                2,300,000    22,664,000                     22,664,000
  Common stock issued in exchange
    for NTC shares                      253,712       507,424                        507,424
  Repurchase of treasury shares        (451,000)   (5,085,025)                    (5,085,025)
  Treasury shares sold                   30,000       361,500                        361,500
  Change in valuation of marketable
    securities                                                         (34,283)      (34,283)
  Net income                                                         1,366,025     1,366,025
                                     -----------  ------------  ---------------  ------------

BALANCE AT DECEMBER 31, 1995         13,262,648   $55,392,047   $  (12,843,991)  $42,548,056
                                     ===========  ============  ===============  ============



        See accompanying "Notes to Consolidated Financial Statements."



















                                   INCOMNET, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31,



                                                                1995           1994          1993
                                                            -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  After tax profit/(loss)                                   $    856,543   $ 4,071,194   $  (948,769)
  Depreciation & amortization - operations                     1,413,447       444,486       474,022
  Depreciation & amortization - acquisitions                   1,099,859       265,371        40,576
  Loss from disposition of furniture & equipment                      --            --         5,363
  Gain on settlement with creditors                                   --            --      (658,075)
                                                            -------------  ------------  ------------
      Net cash inflow/(outflow) from operating activities      3,369,849     4,781,051    (1,086,883)
                                                            -------------  ------------  ------------

CASH FLOWS FROM (INCREASE)/DECREASE IN OPERATING ASSETS:
  Accounts receivable                                         (2,784,363)   (6,717,705)   (1,024,444)
  Notes receivable - current portion                            (102,594)           --            --
  Notes receivable - due from shareholder                       (863,440)           --            --
  Inventories                                                   (400,875)       41,615       (62,451)
  Prepaid expenses & other                                      (999,831)      (82,247)      (10,136)
  Notes receivable - long term                                  (155,000)           --            --
  Deposits & other                                              (193,758)      (53,591)        6,354
                                                            -------------  ------------  ------------

      Net cash inflow/(outflow) from changes in
        operating assets                                      (5,499,861)   (6,811,928)   (1,090,677)
                                                            -------------  ------------  ------------

CASH FLOWS FROM INCREASE/(DECREASE)
    IN OPERATING LIABILITIES:
  Accounts payable                                             2,571,096     3,315,686     1,105,917
  Accrued expenses                                             1,834,054       149,874       165,242
  Deferred income                                               (896,299)    1,649,204      (330,824)
                                                            -------------  ------------  ------------
      Net cash inflow/(outflow) from changes in operating      3,508,851     5,114,764       940,335
                                                            -------------  ------------  ------------
        liabilities
      Net cash inflow/(outflow) from operations                1,378,839     3,083,887    (1,237,225)
                                                            -------------  ------------  ------------

CASH FLOWS FROM (INCREASE)/DECREASE
    IN INVESTING ACTIVITIES:
  Acquisition of plant & equipment                            (7,389,419)   (1,693,534)     (636,266)
  Patents/intangible assets                                     (663,721)           --            --
  Investment in Lab Tech                                        (130,725)           --            --
  Investment in marketable securities                            146,786      (262,500)     (118,507)
  Goodwill from acquisition of NTC                              (449,026)     (144,430)           --
  Patent rights from acquisition of RCI                      (20,338,022)           --            --
                                                            -------------  ------------  ------------
      Net cash inflow/(outflow) from investing activities    (28,824,127)   (2,100,464)     (754,773)
                                                            -------------  ------------  ------------




        See accompanying "Notes to Consolidated Financial Statements."


                                  INCOMNET, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 YEARS ENDED DECEMBER 31, (CONT'D)


                                                                 1995          1994         1993
                                                             -------------  -----------  -----------
CASH FLOWS FROM INCREASE/(DECREASE)
  IN FINANCING ACTIVITIES:
  Bank overdraft                                                  (56,770)      56,770      (45,005)
  Minority interest                                            (7,718,137)          --           --
  Notes payable - current                                       1,306,198     (264,606)    (550,333)
  Sale of common stock, net                                    29,507,799    8,069,392    3,267,680
  Treasury stock                                               (4,826,638)     465,419           --
  Loans from a major shareholder                                       --      (21,125)    (600,100)
  Notes payable - long term                                         9,822           --           --
  Paid in capital                                                 500,000           --           --
  Repayment of short-swing profits by a director                       --           --       25,726
  Prior period adjustment to retainer earnings                         (1)         698           --
  Change in valuation allowance                                   (34,286)          --           --
                                                             -------------  -----------  -----------
      Net cash inflow/(outflow) from financing activities      18,687,987    8,306,548    2,097,968
                                                             -------------  -----------  -----------

      Net cash inflow/(outflow) from investing & financing    (10,136,140)   6,206,084    1,343,195
                                                             -------------  -----------  -----------

      Net increase/(decrease) in cash & cash equivalents       (8,757,301)   9,289,971      105,970

      Cash & cash equivalents at beginning of year             10,402,268      404,929      298,959
                                                             -------------  -----------  -----------

      Cash & cash equivalents at end of year                 $  1,644,968   $9,694,900   $  404,929
                                                             =============  ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                 $    132,644   $    1,295   $  211,835
    Income taxes                                                  574,162        1,055          800

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Common stock subscriptions receivable, recorded
      as addition to common stock                                      --           --   $  199,998



        See accompanying "Notes to Consolidated Financial Statements."
















                       INCOMNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31,1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary National & Telephone, Inc. (NTC), and its 51%-owned subsidiary Rapid Cast, Inc. (RCI). As a company with a controlling interest in RCI, the Company is accounting for RCI using the consolidation method of accounting. The Company shifted from the equity method of accounting for RCI under FASB Statement No. 94 in the first and second quarters of 1995 to the consolidation method because it controls RCI and it is not certain when the Company will cease to hold a controlling interest in RCI by virtue of a spin-off or otherwise. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

(1) NTC's long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using any of NTC's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received, and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. Total 1995 long distance telephone service sales totaled $69,994,580.

(2) NTC's marketing-related revenues are derived from programs and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for representative and certified trainer renewals, and the Company's Certified Trainer and Customer Representative programs. The Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related materials are booked as cash sales when the revenues are received. For the fiscal year ended December 31, 1995, marketing sales totaled $13,132,563.

(3) RCI's optical-related revenues are derived from the sale of the Company's optical lens manufacturing system and related supplies. Revenues from optical-related systems and supplies are recognized as sales at the time the products are shipped to the customer. For the six-month period ending December 31, 1995, during which time the Company recorded RCI sales using the consolidation method of accounting, optical product sales totaled $1,992,578.

(4) The Company's network service revenues are recognized as sales as the service is delivered. Total 1995 network service sales totaled $1,445,199.

CONCENTRATION OF CREDIT RISK - The Company maintains cash balances or invests in U.S. treasury bills at various financial institutions, which are insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances at one of these institutions aggregated approximately $570,910 at December 31, 1995, and $4,087,627 at December 31, 1994. The Company sells its telephone and network services to individuals and small businesses throughout the United States and does not require collateral. It sells its optical products both domestically and internationally. Reserves for uncollectible amounts are provided, which management believes are sufficient.

COMPUTER HARDWARE, FURNITURE AND OFFICE EQUIPMENT - Computer hardware, furniture and office equipment are stated at cost. Depreciation is provided by the straight-line method over the assets' estimated useful lives of 5 to 10 years.

COMPUTER SOFTWARE - The Company capitalizes the costs associated with purchasing, developing and enhancing its computer software. All software costs are amortized using the straight-line method over the assets' estimated useful lives of 5 to 10 years

LEASEHOLD IMPROVEMENTS - All leasehold improvements are stated at cost and are amortized using the straight-line method over the building lease term of 10 years.

NET INCOME/(LOSS) PER SHARE - Net income/(loss) per common share is based on the weighted average number of common shares and common share equivalents in 1995. Common share equivalents have been excluded in 1994 and 1993 either because their effect was immaterial (1994) or antidilutive (1993).

ACQUISITION AMORTIZATION - The excess of purchase price over net assets of NTC has been recorded as an intangible asset and is being amortized by the straight-line method over twenty years. The excess of purchase price over the value of patent rights acquired with the purchase of the 51% ownership of RCI has been recorded as an intangible asset and is being amortized using the straight-line method over seventeen years.

DEFERRED  TAX  LIABILITY  -   Deferred  income  taxes  result  from  temporary
differences in the basis of assets and liabilities reported for financial statement and income tax purposes.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     FUNDING OF MARKETING COMMISSIONS AND DEFERRED INCOME:

The Company's subsidiary, NTC, maintains separate bank accounts for the deposit of funds related to the reserve of deferred income from the sale of prepaid calling cards and for the payment of marketing commissions. Funding of these accounts is adjusted regularly to provide for management's estimates of required reserve balances. For the marketing commission account, NTC estimates the total commissions owed to active independent representatives ("IR Earned Compensation") each week for all monies collected that week due to the efforts of those active independent representatives. All IR Earned
Compensation is then paid to the independent representatives, when due, directly out of the separate marketing bank account.

3.     RELATED PARTY TRANSACTIONS:

Notes receivable from officers and shareholders arise from aggregate loans of $1,072,240 made to three officers in connection with the exercise of their options to purchase the Company's common stock. Two of the notes bear interest at the rate of 5.65% and the third note is non-interest bearing. All three notes are due on demand and are partially secured by the stock acquired upon the exercise of the options. For one of the officer loans, the Company agreed to look only to the shares held by the officer as a source of loan repayment. Accordingly, a reserve of $208,800 was provided in the fourth quarter of 1995, representing the difference between the market value of the shares held by the officer, and the amount of the loan.

Included in accounts receivable is approximately $542,000 due from companies controlled by an individual who is an Incomnet shareholder and a founding stockholder of RCI.

4.     NOTES PAYABLE:

In May 1992, as settlement with a creditor on a past due accounts payable of approximately $725,000, the Company entered into a non-interest bearing credit facility of approximately $432,000 payable to the creditor, resulting in an extraordinary gain of approximately $293,000 ($.04 per common share). The contract was payable in monthly installments of $12,000 for the first twelve months and monthly installments of $16,000 thereafter through December 1994. Maturities of the contract were $124,000 in 1993 and $224,000 in 1994, totaling $348,000. The contract was completed in December 1994.

Notes payable consists of the following as of December 31, 1995:
  Note payable in connection with financing of RCI
  acquisition, interest at 8%, repaid in January 1996 (see Part I,
  Item 1, "Acquisition of Rapid Cast, Inc.,-Financing of Acquisition")  $  500,000

  Notes payable to founding stockholders of RCI,
  interest at 7%, due in July 1996                                       1,517,759

  Revolving line of credit of RCI, interest at bank reference
  rate (approximately 10% at December 31, 1995)                            490,000

  Other                                                                     32,749
                                                                        ----------
                                                                        $2,540,508
                                                                        ==========

Total 1995 interest expense of $153,840 resulted primarily from interest paid on notes used to acquire RCI and from interest paid by RCI on its bank revolving line of credit



5.     DEFERRED TAX LIABILITY:

On February 15, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Effective January 1, 1993, the Company adopted SFAS No, 109, the effect of which was immaterial to the Company's financial statements in 1994 and resulted in a deferred tax liability in 1995.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred income tax assets and liabilities are as follows:

                                             December 31,
                                           1995          1994
                                       ------------  ------------
Deferred tax assets
  Allowance for doubtful accounts      $ 1,360,000   $   612,000
  Financing costs                               --       190,000
  Non deductible reserves                       --        65,000
  Net operating loss carryforwards       7,503,000     7,120,000
  Other                                    113,000            --
                                       ------------  ------------
  Subtotal                               8,976,000     7,987,000
                                       ------------  ------------
Deferred tax liabilities
  Property and equipment, principally
  due to differences in depreciation       676,000       267,000
  Patent rights                          8,449,050            --
                                       ------------  ------------
  Subtotal                               9,125,050       267,000
                                       ------------  ------------
  Total                                   (176,050)    7,720,000
  Less valuation allowance              (8,273,000)   (7,720,000)
                                       ------------  ------------

  Net deferred tax liability           $ 8,449,050   $     - 0 -
                                       ============  ============

The deferred taxes at December 31, 1995 are presented in the accompanying balance sheet as deferred tax assets - current (included in prepaid expenses and other) of $384,000 and deferred tax liability - non current of $8,449,050.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate:


                                               1995    1994    1993
                                              ------  ------  -------
Federal statutory tax rate                     34.0%   34.0%  (34.0%)
Goodwill                                        9.9     2.0      9.0
Loss producing no current tax benefit            --      --     25.0
State taxes, net of federal benefits           38.2      --       --
Benefit from net operating loss carryforward  (71.5)  (36.0)      --
Other, net                                       --      --       --
                                              ------  ------  -------
      Effective tax rate                       10.6%      0%       0%
                                              ======  ======  =======

Income tax benefits are recognized only when their realization is assured. Accordingly, potential future income tax benefits resulting from net operating losses incurred to date are not reflected in the consolidated financial statements.

At December 31, 1995, Incomnet had available net operating loss carryforwards for federal income tax purposes of approximately $16,800,000, expiring in various years between 2000 and 2008, and Rapid Cast had a carryforward of approximately $1,900,000 expiring through 2012. The company files combined income tax returns for Incomnet and NTC and separate returns for RCI. Accordingly, the federal net operating loss carryforwards of each corporation are available to offset taxable income only of each separate corporation.

6.     SHAREHOLDERS' EQUITY:

STOCK OPTIONS - The Company has an incentive stock option plan which was adopted in 1994 (the "1994 Plan") for key employees and directors. The plan provides for the issuance of options covering an aggregate of 1,500,000 shares of common stock. In 1996, the Company intends to replace the 1994 stock option plan with a new stock option plan for the executive officers, directors and key consultants of the Company, primarily at the parent company level. The Company's subsidiaries have or are expected to adopt their own separate stock option plans to be implemented when those companies become publicly traded. No additional stock options are expected to be granted under the 1994 stock option plan.

In November 1994, the Company approved the 1994 plan for directors, employees, and key outside consultants of the Company that provided for the issuance of up to 1,500,000 shares of common stock. The plan requires that the option price must be at least 100% of the fair market value of the shares on the date the option is granted. In November 1994, options to purchase 1,200,000 shares of the Company's common stock were granted at exercise prices of $10 per share. These options will be vested based upon a performance requirement in which National Telephone & Communications, Inc. must earn at least $15 million in pre-tax profits during any continuous four audited quarterly periods until December 31, 1997.

WARRANTS - Since 1993, the Company has issued warrants to purchase the Company's common stock to key employees, directors or other individuals or organizations as follows:

                                                  Dollar       Canceled
 Issued      Number     Price   Exercised         Amount       or Expired        Expiration
- --------  ------------  -----  ------------  ----------------  ----------------  -----------

 9/18/93       375,000   5.00       150,000          $750,000  225,000
 9/18/93        15,000   5.00                                  15,000
 9/18/93         5,000   5.00         5,000            25,000
 9/18/93         5,000   5.00                                  5,000
11/18/93        75,000   5.00        75,000           375,000
 1-17-94       500,000   7.00       500,000         3,500,000
 5/27/94       500,000  10.00       500,000         5,000,000
 5/27/94       100,000   8.50       100,000           850,000
 5/27/94       100,000   8.50       100,000           850,000
 5/27/94        50,000   8.50                                                       5/27/97
 5/27/94        50,000   8.50                                                       5/27/97
 8/14/94        10,000   8.50        10,000            85,000
11/15/94       100,000  11.25        25,000           281,250
11/15/94        10,000  11.25        10,000           112,500
 6/30/95       900,000  14.00                                  900,000
 8/29/95       250,000  11.00                                  250,000
 8/29/95        35,000  4.875(2)                                                    8/29/97
 8/29/95        35,000  4.875(2)                                                    8/29/97
 8/29/95        25,000  4.875(2)                                                    8/29/97
11/27/95       300,000  4.875                    5 years from   date of vesting          (1)
12/20/95         2,000  5.125(2)                                                   12/31/96
12/20/95         3,000  5.125(2)                                                   12/31/96
12/20/95         1,000  5.125(2)                                                   12/31/96
12/20/95         1,000  5.125(2)                                                   12/31/96
          ------------         ------------   ---------------  ------------
             3,447,000            1,475,000  $     11,828,750  1,395,000

________________________________________________________________________________
(1)  These  options vest as follows: 25,000  on  February 28,  1996; 25,000 on May 31, 1996;
25,000 on  August  31, 1996;  and  25,000  on November 30, 1996, with an additional 200,000 upon Rapid Cast, Inc. achieving certain financial goals.

(2)  The  exercise price on these options was adjusted pursuant to a redemption of old stock options  and  a  reissuance  of  an  equivalent  number  of  new stock options with the same expiration date.

Since 1993, the Company has issued warrants to purchase a total of 3,447,000 shares of the Company's common stock. At March 22, 1996, warrants to purchase 1,475,000 of those shares have been exercised bringing the Company $11,828,750; warrants to purchase 1,395,000 shares have been canceled and warrants remain outstanding to purchase 577,000 shares of the Company's common stock at prices ranging from $4.875 to $11.25 per share.





COMMON STOCK - On August 5, 1994, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock from time to time on the open market or in private transactions. The Company's Chief Executive Officer was given the discretion to decide when and if the Company would repurchase shares and to effect such transactions. As of March 27, 1996, the Company has repurchased a net of 486,000 shares of common stock with a value of $5,491,845 under the terms of the repurchase authorization as follows:

Years ended     Shares
December 31,  Repurchased     Cost
- ------------  -----------  ----------
1994               70,000  $  665,208
1995              416,000   4,826,637
              -----------  ----------
                  486,000  $5,491,845
              ===========  ==========

PRIVATE PLACEMENT - On June 30, 1995, the Company initiated a private placement of 900,000 shares of the Company's restricted common stock at $12 per share and warrants to purchase 900,000 additional shares of the Company's common stock at $14 per share. The warrants were exercisable for a period of six months until December 31, 1995. The aggregate purchase price of the stock and warrants was paid $1,890,000 in cash and subscription notes for a total of $8,910,000 payable upon the registration of the shares and shares underlying the warrants with the Securities and Exchange Commission. As the Company did not register the shares, the Company issued only a total of 157,500 shares in consideration for the contributions of cash made by the investors. The warrants were not exercised and expired on December 31, 1995. The Company's balance sheet reflects the issuance of 157,500 shares of the Company's common stock in exchange for $1,890,000 in capital. The Company is using the proceeds of the private placement to finance the growth requirements of its operating subsidiaries.

SHORT SWING PROFITS - On August 18, 1995, the Company filed a Form 8-K disclosing the tender of short swing profits to the Company by its former President and Chief Executive Officer pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. After adjustments and a preliminary review of all purchases and sales of the Company's common stock through September 1, 1995, the amount of short swing profits was calculated to be $972,870. On August 18, 1995 and, including adjustments, on September 1, 1995, the Company's former President tendered the short swing profits by cancellation of all his options to purchase 250,000 shares of the Company's common stock. Pursuant to the Severance Agreement entered into by the Company with Mr. Schwartz on November 30, 1995, the parties contemplated a review of the short swing profit calculations and an independent appraisal of the stock options tendered by Mr. Schwartz pursuant to Section 16(b) of the Exchange Act. In addition, the Company was served with a derivative shareholder lawsuit asserting claims against Mr. Schwartz for the payment of the short swing profits, and seeking an order that the Company collect those profits from Mr. Schwartz. Based on the Company's latest calculations, which include additional transactions disclosed by Mr. Schwartz in filings with the commission in March, 1996, the short swing profits appear to be approximately $2,074,000. The plaintiffs in the shareholder derivative lawsuit calculate short swing profits to be approximately $2,128,000. The value of the tendered stock options has not yet been agreed upon or appraised. There are no assurances, however regarding a final determination of the amount of the short swing profits or the value of the tendered stock options.

On February 29, 1996, the Company delivered a demand to Joel Greenberg, the Chairman of the Board of Directors, to pay short swing profits of $46,500 to the Company pursuant to Section 16(b) of the Exchange Act. The Company expects the short swing profits to be paid on or before April 30, 1996.

7.     COMMITMENTS AND CONTINGENCIES:

Litigation - The Company is a defendant in a class action matter alleging securities violation with respect to alleged false denial and non-disclosure of a Securities and Exchange Commission investigation and alleged non-disclosure of purchases and sales of the Company's stock by an affiliate of the former Chairman of the Board. Counsel for the company is unable to estimate the ultimate outcome of this matter and is unable to predict a range of potential loss. Accordingly, no amounts have been provided for the
class  action  lawsuit,   in  the accompanying financial statements.

The Company is under investigation by the Securities and Exchange Commission under a non-public "formal order of private investigation." Management has furnished all information requested by the Commission and does not believe that the matter will have a material adverse impact on its financial position or results of operations.

Building Leases - Rent expense for the years ended December 31, 1995, 1994 and 1993 was $800,694, $277,712 and $204,760, respectively.

The Company leases its office and operating facility in Woodland Hills , California under a noncancellable operating lease expiring July 1998. The aggregate future minimum annual rental payments required under the operating lease are as follows:


Years ending
December 31,
- ------------
1996          $104,556
1997           104,556
1998            60,991
              --------
              $270,103
              ========

The Company's subsidiary, NTC, leases its office and operating facilities in Irvine, California under several noncancellable operating leases as described in Part I, Item 2, "Properties." The aggregate future minimum annual rental payments required under these operating leases and under the proposed extension are as follows:

Years ending
December 31,
- ------------
1996          $  586,943
1997             591,231
1998             603,632
1999             616,406
2000             629,562
2001             643,114
2002             657,072
2003             671,449
2004             383,742
              ----------
              $5,383,151
              ==========

The Company's 51%-owned subsidiary, RCI, leases its facility in Louisville, Kentucky under a noncancellable operating lease as described in Part I, Item 2, "Properties." The aggregate future minimum annual rental payments required under the operating lease are:

Years ending
December 31,
- ------------
1996          $ 98,004
1997            98,004
1998            99,864
1999           101,196
2000            42,165
              --------
              $439,233
              ========

8.     NETWORK MARKETING COSTS:

During 1995, NTC's net cost to operate its network marketing program was $1.9 million as summarized below (in $ millions):

                                                     1995
                                                    ------
Sales                                               $13.1
Cost of sales                                        11.2
Operating expenses for support services               3.8
                                                    ------
  Total marketing-related costs                      15.0
                                                    ------
  Net marketing cost                                $ 1.9
                                                    ======
  % of total NTC (long distance & marketing) sales    2.3%

Marketing sales of $13.1 million were generated by the sale of materials, training and support services to assist NTC independent sales representatives in selling new retail customers and enrolling other representatives in the NTC program. The marketing-related costs include commissions paid to independent sales representatives for acquiring new retail telephone customers, as well as the cost of sales materials, salaries and wages of marketing department personnel, services required to support the independent sales representatives, and other directly identifiable support costs, but do not include residual commissions paid on continuing long distance telephone usage or the typical indirect cost allocations, such as floor - space and supporting departments. When the marketing-related costs of $15.0 million are compared against marketing-related revenues of $13.1 million, the result is a net loss in marketing - related activities of $1.9 million or 2.3% of total NTC sales.

9.     SEGMENT INFORMATION:

In 1993 and 1994, the Company conducted its business operations in two industry segments, including Network Services and Telephone Services. In 1995, because of the acquisition of RCI, the Company conducted business in three segments, including Network Services, Telephone Services and Optical Systems. No one customer accounted for as much as 10% of the revenues of any segment in 1995, 1994 or 1993.





INCOMNET, INC. AND SUBSIDIARIES
SEGMENT INFORMATION


                                                    Telephone      Optical       Network      General
YEAR ENDED DECEMBER 31, 1995                        Services      Systems       Services      Corporate           Consolidated
- --------------------------------------------------  ------------  ------------  ------------  ------------ -------------

Sales                                               $83,127,140   $ 1,992,578   $ 1,445,199   $        --  $  86,564,917
                                                    ------------  ------------  ------------  ------------ -------------
Income/(loss) before income taxes, extraordinary
items & minority interest                             5,059,758    (1,039,760)   (1,184,327)   (1,878,627)       957,044

Income taxes                                          365,101            --      (102,311)  $  (162,289)                100,501
                                                    ------------  ------------  ------------  ------------ -------------
Income/(loss) before extraordinary items
&  minority interest                                $ 4,694,657   $(1,039,760)  $(1,082,016)  $(1,716,338) $     856,543
                                                    ============  ============  ============  ============ =============

Identifiable assets                                 $21,757,624   $25,345,466   $ 1,568,668   $25,433,871  $  74,105,629
Depreciation and amortization                           704,642       429,719       279,086   $ 1,099,856      2,513,303
Capital expenditures                                  6,681,148       198,665       509,606            --      7,389,419


                                                    Telephone     Optical       Network       General
YEAR ENDED DECEMBER 31, 1994                        Services      Systems       Services      Corporate    Consolidated
- -------------------------------------------------   ------------- ------------  ------------  ------------ -------------
Sales                                               $45,608,753   $        --   $ 1,206,304   $        --  $  46,815,057
                                                    ------------  ------------  ------------  ------------ -------------
Income/(loss) before income taxes & extraordinary
items                                                 3,741,972            --       154,325       103,945      4,000,242
 Income taxes                                               --            --          1,055            --           1,055
                                                    ------------                ------------  ------------ -------------
Income/(loss) before extraordinary items            $ 3,741,972   $        --   $   153,270   $   103,945  $   3,999,187
                                                    ============  ============  ============  ============ ==============

Identifiable assets                                 $12,830,140   $        --   $ 4,271,190   $ 9,057,016  $  26,158,346
Depreciation and amortization                           220,457            --       489,400            --        709,857
Capital expenditures                                  1,546,708            --       146,826            --      1,693,534


                                                    Telephone     Optical       Network       General
YEAR ENDED DECEMBER 31, 1993                        Services      Systems       Services      Corporate    Consolidated
- --------------------------------------------------  ------------  ------------  ------------  ------------ -------------
Sales                                               $10,031,232   $        --   $ 1,267,740   $        --  $  11,298,972
                                                    ------------  ------------  ------------  ------------ -------------
Income/(loss) before income taxes & extraordinary
items                                                (1,604,794)           --       238,685      (240,735)    (1,606,844)
Income taxes                                                 --            --            --            --             --
                                                    ------------                ------------  ------------ -------------
Income/(loss) before extraordinary items            $(1,604,794)  $        --   $   238,685   $  (240,735) $  (1,606,844)
                                                    ============  ============  ============  ============ =============

Identifiable assets                                 $ 2,431,339   $        --   $   905,000   $ 5,329,500  $   8,665,839
Depreciation and amortization                           308,776            --       205,822            --        514,598
Capital expenditures                                    461,563            --       129,330            --        590,893




10.     GAIN ON SETTLEMENT WITH CREDITORS:

During 1993, the Company settled certain past due trade accounts payable of the NTC subsidiary with a face amount of $877,000 in exchange for an agreement to pay $218,925. The transaction resulted in an extraordinary gain on settlement with creditors of $658,075.

11.     ACQUISITION OF RAPID CAST, INC.:

On February 8, 1995, the Company acquired a 51% ownership in Rapid Cast, Inc. for $28,164,000, in a transaction accounted for using the purchase method of accounting. The acquisition resulted in the recognition of intangible patent assets of $20.3 million, which are being amortized over 17 years.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if RCI had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as minority interest, equity in loss of unconsolidated subsidiary and patent amortization. (Dollars in thousands, except per share amounts).



                       1995     1994
                      -------  -------
Sales                 $87,860  $46,815
Net income            $ 1,080  $ 4,071
Net income per share  $   .08  $  0.42



The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergy that might be achieved from combined operations.

12.  FOURTH QUARTER ADJUSTMENTS:

During the fourth quarter of 1995, the Company recorded adjustments having the effect of reducing net income by approximately $3.1 million or $ .24 per share. These adjustments resulted primarily from reserve provisioning related to settlements with shareholders and with the Company's former Chairman, revisions of management's estimates regarding the collectibility of accounts receivable, write-off of marketable securities and inventory, and reserve provisioning for estimated legal fees.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 8, 1995

          INCOMNET,  INC.
                (Registrant)

          By:  /s/ MELVYN REZNICK
                      MELVYN REZNICK
          President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                         Capacity                     Date
- ----------------------  ------------------------------------  --------------
/s/ MELVYN REZNICK      President, Chief Executive Officer,
- ----------------------
    MELVYN REZNICK      and Director                          April 8, 1996

/s/ JOEL W. GREENBERG   Chairman, Board of Directors          April 8, 1996
- ----------------------
    JOEL W. GREENBERG

/s/ RICHARD A. MARTING  Vice President of Finance             April 8, 1996
- ----------------------
    RICHARD A. MARTING  and Administration (NTC)

/s/ NANCY ZIVITZ        Director                              April 8, 1996
- ----------------------
    NANCY ZIVITZ

/s/ ALBERT MILSTEIN     Director                              April 8, 1996
- ----------------------
    ALBERT MILSTEIN

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 8, 1996

          INCOMNET,  INC.
                (Registrant)

          By:  ________________________
                      MELVYN REZNICK
          President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





    Signature                        Capacity                     Date
- ---------------------  ------------------------------------  --------------

_____________________  President, Chief Executive Officer,
- ---------------------
MELVYN REZNICK         and Director                          April 8, 1996

_____________________  Chairman, Board of Directors          April 8, 1996
- ---------------------
 JOEL W. GREENBERG

_____________________  Vice President of Finance &           April 8, 1996
- ---------------------
RICHARD A. MARTING     Administration (NTC)

_____________________  Director                              April 8, 1996
- ---------------------
NANCY ZIVITZ

_____________________  Director                              April 8, 1996
- ---------------------
ALBERT MILSTEIN