Form 10-Q
period 1996-03-31
INCOMNET INC
filed 1996-05-16
CIK 353356

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON MAY 16, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996     COMMISSION FILE NO. 0-12386

                                 INCOMNET, INC.

     A California                                 IRS Employer No.
     Corporation                                      95-2871296

21031 Ventura Blvd., Suite 1100
Woodland Hills, California 91364
Telephone no. (818) 887-3400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: ...............None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
    OF THE ACT:......................................Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                   YES X  NO__


Number of shares of registrant's common stock outstanding as of
April 30, 1996........................................................13,264,404

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                         INCOMNET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                      March 31,        December 31,
                                                                           1996                1995
                                                                    (unaudited)           (audited)
                                                                    -----------         -----------
CURRENT ASSETS:
     Cash & cash equivalents                                        $ 1,845,175         $ 1,644,968
     Accounts receivable, less allowance for doubtful
          accounts of $3,499,732 at March 31, 1996 and
          $3,154,241 at December 31, 1995                            11,761,544          12,177,257
     Notes receivable - current portion                                 215,422             102,594
     Notes receivable from officers & shareholders -
          net of reserves of $208,800 at March 31, 1996 and
          $208,800 at December 31, 1995                                 928,440             863,440
     Inventories                                                      1,203,452           1,646,829
     Prepaid expenses and other                                       1,385,700           1,197,245
                                                                    -----------         -----------
          Total current assets                                       17,339,733          17,632,333
                                                                    -----------         -----------

PLANT AND EQUIPMENT:
     Computer hardware & software                                     5,539,698           5,113,588
     Furniture & office equipment                                     2,833,852           1,878,439
     Leasehold improvements                                           4,840,049           4,133,885
                                                                    -----------         -----------
          Total plant & equipment (gross)                            13,213,599          11,125,912
     Less accumulated depreciation                                   (2,408,871)         (1,979,858)
                                                                    -----------         -----------
          Total plant & equipment (net)                              10,804,728           9,146,054
                                                                    -----------         -----------

OTHER ASSETS:
     Excess of purchase price over net assets of NTC, less
          accumulated amortization of $1,015,704 at
          March 31, 1996 and $941,644 at December 31, 1995            4,764,550           4,838,610
     Patent rights from the acquisition of RCI
          less accumulated amortization of $2,653,200 at
          March 31, 1996 and $2,019,233 at December 31, 1995         41,091,016          41,688,844
     Investment in Lab Tech                                             130,725             130,725
     Investment in marketable securities                                190,714             190,714
     Notes receivable - long term                                            --             155,000
     Deposits and other                                                 375,660             323,349
                                                                    -----------         -----------
          Total other assets                                         46,552,665          47,327,242
                                                                    -----------         -----------
          Total assets                                             $ 74,697,126        $ 74,105,629
                                                                    -----------         -----------
                                                                    -----------         -----------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY


                                                                      March 31,        December 31,
                                                                           1996                1995
                                                                    (unaudited)           (audited)
                                                                    -----------         -----------
CURRENT LIABILITIES:
     Accounts payable                                               $ 9,081,916         $ 8,783,797
     Accrued expenses                                                 3,303,074           3,686,661
     Current portion of notes payable                                 2,407,618           2,530,886
     Deferred income                                                  1,261,703           1,190,474
                                                                    -----------         -----------
     Total current liabilities                                       16,054,311          16,191,818
                                                                    -----------         -----------

LONG-TERM LIABILITIES:
     Notes Payable                                                      785,589               9,622
     Deposits & other                                                     1,200               1,100
     Deferred tax liability (net)                                     8,317,887           8,449,050
                                                                    -----------         -----------
     Total long-term liabilities                                      9,104,676           8,459,772
                                                                    -----------         -----------
     Total liabilities                                               25,158,987          24,651,590
                                                                    -----------         -----------
MINORITY INTEREST                                                     6,425,037           6,905,983
                                                                    -----------         -----------

SHAREHOLDERS' EQUITY:
     Common stock, no par value; 20,000,000 shares
          authorized; issued and outstanding 13,294,024
          shares at March 31,1996 and 13,262,648
          shares at December 31, 1995                                61,031,361          60,883,892
     Treasury stock                                                  (5,491,845)         (5,491,845)
     Accumulated deficit                                            (12,426,414)        (12,843,991)
                                                                    -----------         -----------
          Total shareholders' equity                                 43,113,102          42,548,056
                                                                    -----------         -----------

          Total liabilities, minority interest &
             shareholders' equity                                  $ 74,697,126        $ 74,105,629
                                                                    -----------         -----------
                                                                    -----------         -----------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           THREE MONTHS ENDED MARCH 31,



                                                                           1996                1995
                                                                    -----------         -----------
SALES                                                              $ 24,399,421        $ 18,884,761
                                                                   ------------        ------------
OPERATING COSTS & EXPENSES:
     Cost of sales                                                   15,905,794          12,993,483
     General & administrative                                         6,290,528           3,537,892
     Depreciation & amortization                                        429,222             162,101
     Bad debt expense                                                 1,091,347             539,179
     Other (income)/expense                                              68,750             (35,738)
                                                                    -----------         -----------
          Total operating costs and expenses                         23,785,641          17,196,917
                                                                    -----------         -----------

ACQUISITION COSTS & EXPENSES:
     NTC Acquisition - goodwill amortization                             74,060              69,530
     RCI Acquisition - patent rights amortization                       502,805                  --
     RCI Acquisition - interest and legal                                 5,606              28,640
     RCI Acquisition - equity in (profit)/loss of
          unconsolidated subsidiary                                          --             186,260
                                                                    -----------         -----------
          Total acquisition costs & expenses                            582,471             284,430
                                                                    -----------         -----------
          Income before income taxes,
          extraordinary items & minority interest                        31,309           1,403,414

INCOME TAXES                                                             94,080               1,600
                                                                    -----------         -----------
          Income before extraordinary items & minority interest         (62,771)          1,401,814

EXTRAORDINARY ITEMS                                                          --                  --
MINORITY INTEREST                                                       480,345                  --
                                                                    -----------         -----------
     Net income                                                    $    417,574        $  1,401,814
                                                                    -----------         -----------
                                                                    -----------         -----------
INCOME PER COMMON SHARE
     AND COMMON SHARE EQUIVALENTS:
     Income before extraordinary items                             $        .03        $        .13
     Extraordinary items                                                     --                  --
                                                                    -----------         -----------
     Net income                                                    $        .03        $        .13
                                                                    -----------         -----------
                                                                    -----------         -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING                                 13,278,242          11,163,640
                                                                    -----------         -----------
                                                                    -----------         -----------


         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,




                                                                           1996                1995
                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     After tax profit                                                 $ (62,771)        $ 1,401,816
     Depreciation & amortization - operations                           632,938             162,101
     Depreciation & amortization - acquisitions                         373,149              69,530
                                                                    -----------         -----------
          Net cash inflow/(outflow) from operating activities           943,319           1,633,447
                                                                    -----------         -----------

CASH FLOWS FROM (INCREASE)/DECREASE IN OPERATING ASSETS:
     Accounts receivable                                                415,712            (477,476)
     Notes receivable - current portion                                (112,827)                 --
     Notes receivable - due from officers and shareholders              (65,000)                 --
     Inventories                                                        443,378               6,111
     Prepaid expenses & other                                          (188,454)           (279,994)
     Notes receivable - long term                                       155,000                  --
     Deposits & other                                                   (52,311)           (131,577)
                                                                    -----------         -----------
          Net cash inflow/(outflow) from changes in
           operating assets                                             595,498            (882,936)
                                                                    -----------         -----------
CASH FLOWS FROM INCREASE/(DECREASE) IN OPERATING LIABILITIES:
     Accounts payable                                                   298,119           1,107,337
     Accrued expenses                                                  (383,583)           (430,519)
     Deferred income                                                     71,229             315,426
                                                                    -----------         -----------
          Net cash inflow/(outflow) from changes in operating           (14,235)            992,244
                                                                    -----------         -----------
          Net cash inflow/(outflow) from operations                   1,524,582           1,742,755
                                                                    -----------         -----------

CASH FLOWS FROM (INCREASE)/DECREASE IN INVESTING ACTIVITIES:
     Acquisition of plant & equipment                                (2,161,957)           (928,221)
     Patents/intangible assets                                          (36,139)                 --
     Investment in Lab Tech                                                  --                  --
     Investment in marketable securities                                     --             153,300
     Investment in RCI                                                                  (14,813,740)
     Goodwill from acquisition of NTC                                    74,060                  --
     Patent rights from acquisition of RCI                                   --                  --
                                                                    -----------         -----------
          Net cash inflow/(outflow) from investing activities        (2,124,036)        (15,588,661)
                                                                    -----------         -----------


         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      THREE MONTHS ENDED MARCH 31, (CONT'D)


                                                                           1996                1995
                                                                    -----------         -----------
CASH FLOWS FROM INCREASE/(DECREASE) IN FINANCING ACTIVITIES:
     Bank overdraft                                                          --             (56,770)
     Minority interest                                                     (600)                 --
     Notes payable - current                                            157,891           9,986,656
     Sale of common stock, net                                          147,468           1,066,013
     Treasury stock                                                          --          (4,776,638)
     Notes payable - long term                                          494,908                  --
     Paid in capital                                                         --                  --
     Prior period adjustment to retainer earnings                            --              13,386
     Change in valuation allowance                                           --            (153,300)
                                                                    -----------         -----------
          Net cash inflow/(outflow) from financing activities           799,667           6,079,347
                                                                    -----------         -----------
          Net cash inflow/(outflow) from investing & financing       (1,324,369)         (9,509,314)
                                                                    -----------         -----------
          Net increase/(decrease) in cash & cash equivalents          $ 200,213        $ (7,766,559)
                                                                    -----------         -----------
                                                                    -----------         -----------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996


1.   MANAGEMENT'S REPRESENTATION:

The consolidated financial statements included herein have been prepared by the management of Incomnet, Inc. (the Company) without audit. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of March 31, 1996, and the results of operations for the three months ended March 31, 1996 and 1995, and cash flows for the three months ended March 31, 1996 and 1995.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the three years ended December 31, 1995, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 1996. The interim results are not necessarily indicative of the results for a full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary National Telephone & Communications-Registered Trademark-, Inc. (NTC), and its 51%-owned subsidiary Rapid Cast, Inc. (RCI). As a company with a controlling interest in RCI, the Company is accounting for RCI using the consolidation method of accounting. The Company shifted from the equity method of accounting for RCI under FASB Statement No. 94 in the first and second quarters of 1995 to the consolidation method because it controls RCI and it is not certain when the Company will cease to hold a controlling interest in RCI by virtue of a spin-off or otherwise. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:


(1) NTC's long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using any of NTC's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received, and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996

liability. Long distance telephone service sales in the fiscal quarter ending March 31, 1996 totaled $20,273,132.

(2) NTC's marketing-related revenues are derived from programs and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for representative and certified trainer renewals, and the Company's Certified Trainer and Customer Representative programs. The Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related materials, net of estimated reserves for refunds, are booked as cash sales when the revenues are received. For the fiscal quarter ended March 31, 1996, marketing sales totaled $2,653,056.

(3) RCI's optical-related revenues are derived from the sale of the Company's optical lens manufacturing system and related supplies. Revenues from optical-related systems and supplies are recognized as sales at the time the products are shipped to the customer. For the three-month period ending March 31, 1996, optical product sales totaled $1,136,042

(4) The Company's network service revenues are recognized as sales as the service is delivered. Network service sales in the fiscal quarter ending March 31, 1996 totaled $337,190.


CONCENTRATION OF CREDIT RISK - The Company sells its telephone and network services to individuals and small businesses throughout the United States and does not require collateral. It sells its optical products both domestically and internationally. Reserves for uncollectible amounts are provided, which management believes are sufficient.

INVENTORY - Inventory consists of completed optical machines at the RCI subsidiary and is valued at the lower of cost (weighted average method) or market.

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

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996


LEASEHOLD IMPROVEMENTS - All leasehold improvements are stated at cost and are amortized using the straight-line method over the building lease term of 10 years.

NET INCOME PER SHARE - Net income per common share is based on the weighted average number of common shares and common share equivalents.

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

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   FUNDING OF MARKETING COMMISSIONS AND DEFERRED INCOME:

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

4.   NOTES PAYABLE:

Notes payable consist of the following as of March 31, 1996:

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996


     Notes payable to founding stockholders of RCI,
     interest at 7%, due in July 1996                                $1,496,333

     Revolving line of credit of RCI, interest at bank reference
     rate (approximately 10% at March 31, 1996)                         500,000

     Convertible notes payable to certain stockholders and officers
     of RCI, interest at 8%, due December 31, 1999                      253,600

     Notes payable to GTE for lease of telephone equipment
     with monthly payments through December, 2002                       826,985

     Other                                                              116,289
                                                                     ----------
                                                                     $3,193,207
                                                                     -----------
                                                                     -----------

5.   NETWORK MARKETING COSTS:

During the quarter ending March 31, 1996, NTC's net cost to operate its network marketing program was $0.7 million as summarized below (in $ millions):


                                                          Quarter Ending
                                                          March 31, 1996
                                                          --------------
Sales                                                          $     2.7
Cost of sales                                                        2.5

Operating expenses for support services                               .9
                                                               ----------
     Total marketing-related costs                                   3.4
                                                               ----------
     Net marketing cost                                        $      .7
                                                               ----------
                                                               ----------
     % of total NTC (long distance & marketing) sales               3.2%

Marketing sales of $2.7 million were generated by the sale of materials, training and support services to assist NTC independent sales representatives in selling new retail customers and enrolling other representatives in the NTC program. Beginning in January, 1996, NTC commenced reserving a portion of all marketing revenues in order to match the recognition of revenues with the incurrence of associated marketing support costs. These reserved marketing revenues are reflected as deferred income on the Company's balance sheet and are amortized over the succeeding twelve months. The marketing-related costs include commissions paid to

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996


independent sales representatives for acquiring new retail telephone customers, as well as the cost of sales materials, salaries and wages of marketing department personnel, services required to support the independent sales representatives, and other directly identifiable support costs, but do not include residual commissions paid on continuing long distance telephone usage or the typical indirect cost allocations, such as floor-space and supporting departments. When the marketing-related costs of $3.4 million are compared against marketing-related revenues of $2.7 million, the result is a net loss in marketing-related activities of $0.7 million or 3.2% of total NTC sales.

6.   COMPENSATION OF INDEPENDENT SALES REPRESENTATIVES:

The Company's subsidiary, NTC, compensates its independent sales representatives by an earned commission structure based upon signing up new telephone customers and based upon the telephone usage generated by those customers. In the three months ended March 31, 1996, expenses associated with commissions, bonuses and overrides paid out to NTC's independent representatives were $3,449,187.

7.   COMMITMENTS AND CONTINGENCIES:

LITIGATION - The Company is a defendant in a class action matter alleging securities violation with respect to alleged false denial and non-disclosure of a Securities and Exchange Commission investigation and alleged non-disclosure of purchases and sales of the Company's stock by an affiliate of the former Chairman of the Board. Counsel for the company is unable to estimate the ultimate outcome of this matter and is unable to predict a range of potential loss. Accordingly, no amounts have been provided for the class action lawsuit in the accompanying financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

Overall, the Company achieved slightly positive cash flows of $200,213 during the first quarter of 1996 resulting from positive cash flows from operations ($1,524,582) and from financing activities ($799,667) which were partially offset by negative cash flows from investing activities ($2,124,036) as discussed below:

CASH FLOW FROM OPERATIONS - The Company generated $1,524,582 in positive cash flow from operations during the first quarter of 1996, compared to $1,742,755 in positive cash flow from operations during the prior year's comparable period. This quarter-to-quarter decrease in positive cash flow from operations resulted primarily from: (1) a $690,128 decrease in profits adjusted for non-cash expenses, (2) an $893,188 increase in cash generated from the collection of accounts receivable, and (3) a $809,218 decrease in cash from accelerated payment of accounts payable.

CASH FLOW FROM INVESTING - The Company generated negative cash flows from investing activities of $2,124,036 in the first quarter of 1996 and $15,588,661 in the first quarter of 1995. The 1996 negative cash flow resulted primarily from continuing investment by NTC in plant and equipment to support its continuing growth in sales. The 1995 negative cash flow resulted primarily from the Company's purchase of a 51% ownership in RCI on February 8, 1995.

CASH FLOW FROM FINANCING - Positive cash flows from financing activities totaled $799,667 during the first quarter of 1996 and $6,079,347 during the first quarter of 1995. The 1996 positive cash flow resulted primarily from NTC entering into a 7-year lease agreement for the use of telephone switching equipment for NTC's internal use. The 1995 positive cash flow was generated by a $9,986,656 increase in notes payable used to acquire a controlling interest in RCI, $1,066,013 generated by the sale of common stock, and a partially offsetting outflow of $4,776,638 from the Company's purchase of treasury stock.

RESULTS OF OPERATIONS:

SALES - First quarter, 1996 sales of $24,399,421 increased 29% over the first quarter, 1995 sales of $18,884,761. The majority of this increase was attributable to NTC's sales increase to $22,926,189 from $18,537,896 in the three months ending March 31, 1996 verses 1995, respectively. The following table summarizes the Company's sales performance by subsidiary and segment during the comparable quarters in 1996 and 1995:

                                                           $ in millions
                                                       --------------------
 Subsidiary                    Segment                    1996       1995
- -----------    --------------------------------------- ---------  ---------
NTC            Telephone (telecommunications services) $    20.3  $    15.5
NTC            Telephone (marketing programs)                2.6        3.1
RCI            Optical                                       1.1         --
AutoNETWORK    Network                                       0.3        0.3
                                                       ---------  ---------
               Total Company Sales                     $    24.3  $    18.9
                                                       ---------  ---------
                                                       ---------  ---------


COST OF SALES - Total Company cost of sales increased to $15,905,794 or 65% of sales during the quarter ending March 31, 1996 verses $12,993,483 or 69% of sales during the comparable prior year quarter. The quarter-to-quarter increase in costs resulted primarily from increases in carrier costs and sales commissions associated with increased sales by NTC. The improvement in costs as a percent of sales was largely generated by improvements in NTC's telecommunication service gross profits resulting from: 1) lower long-distance transport costs from NTC's carriers and, 2) improved mix of sales in the higher profit product lines.

The following table summarizes the Company's quarter-to-quarter changes in two major cost components:


                                                           $ in millions
                                                       --------------------
                                                          1996       1995
                                                       ---------  ---------
Commissions paid to NTC independent sales reps          $   3.4    $   2.4
All other costs of sales                                   12.5       10.6
                                                       ---------  ---------
     Total Company Cost of Sales                        $  15.9    $  13.0
                                                       ---------  ---------
                                                       ---------  ---------

NTC's total commission expense increased to $3,449,187 in the first quarter of 1996 compared to $2,430,284 in the same quarter of 1995. The factors causing this quarter-to-quarter change were increases of $450,678 in residual monthly sales commissions paid to independent sales representatives on NTC's expanding telecommunication service revenues and increases of $568,225 in various bonuses and overrides paid to sales representatives who signed up new telephone service customers for NTC.

The second cost component shown in the table above is "all other costs of sales" which represents: (1) NTC's long distance carrier costs, (2) NTC's costs of producing sales materials for its independent sales representatives, (3) RCI's costs of producing optical systems and ancillary goods, and (4) AutoNETWORK costs of providing communications network products and services.

GENERAL & ADMINISTRATIVE - Total general and administrative costs increased to $6,290,528 or 26% of sales in the quarter ending March 31, 1996 compared to $3,537,892 or 19% of sales in the same prior year quarter. General and administrative costs generally include the costs of employee salaries, fringe benefits, supplies, and related support costs which are required in order to provide such operating functions as customer service, billing, marketing, product development, information systems, collections of accounts receivable, and accounting.

NTC's general and administrative costs increased to 21% of sales in the first quarter of 1996 from 18% of sales in the first quarter of 1995 in order to: (1) support its continuing sales growth in 1996 and, (2) build stronger infrastructure to accommodate still greater sales growth and improved cost efficiencies in the future. RCI's general and administrative costs in the first quarter of 1996 represented 98% of sales, thus reflecting the startup nature of its operations.

DEPRECIATION & AMORTIZATION - Total Company depreciation and amortization expense increased to $429,222 in the first quarter of 1996 verses $162,101 in the first quarter of 1995. This increase was caused by greater investment by NTC in computer hardware and software, furniture and equipment, and leasehold improvements required to support its rapid expansion in sales.

BAD DEBT EXPENSE - Total Company bad debt expense increased to $1,091,347 in the first quarter of 1996 compared to $539,179 in the same prior year quarter. The quarter-to-quarter increase in bad debt was caused primarily by increased provisioning of NTC's Dial-1 direct billed and LEC billed receivables.

OTHER INCOME & EXPENSE - The Company's other income and expense declined to net other expense of $68,750 in the first quarter of 1996 verses net other income of $35,738 during the comparable prior year quarter. This $104,488 net decline was primarily caused by: (1) $51,201 of interest expense on notes payable by RCI in 1996, and (2) $33,086 of interest income on cash investments by the Company in 1995 which did not recur in 1996.

ACQUISITION COSTS & EXPENSES - Acquisition costs increased to $582,471 during the first three months of 1996 compared to $284,430 during the first three months of 1995. Virtually the entire increase is due to: (1) a $502,805 increase in patent right amortization expense in 1996 relating to the RCI acquisition, which was partially offset by (2) a $186,260 decline in the Company's equity in losses from RCI. These quarter-to-quarter comparisons are influenced by two factors: (1) the February 8, 1995 acquisition of the 51% ownership in RCI caused only a prorated amount of costs for the first quarter of 1995 to be reported verses a full quarter of costs in 1996, and (2) the conversion on July 1, 1995 from the equity method to the consolidated method of accounting for the RCI acquisition causes 100% of RCI's sales and expenses to be reported on various lines of the 1996 "Consolidated Statements of Operations" with a single line elimination of the 49% "Minority Interest," verses the 1995 equity method treatment which reflected the 51% net value of the Company's "equity in (profit)/loss of unconsolidated subsidiary" as a single line item on the 1995 "Consolidated Statements of Operations."

MINORITY INTEREST - Beginning on July 1, 1995, the Company converted from the equity method to the consolidated method of accounting for its 51% ownership in RCI. As a result, $480,345 or 49% of RCI's losses from January 1 through March 31, 1996 (the "minority interest") was eliminated from the Company's "Consolidated Statements of Operations" for 1996.

NET INCOME - Total Company net income declined to $417,574 or 1.7% of sales in the first quarter of 1996 as compared to net income of $1,401,814 or 7.4% of sales in the same quarter of 1995. The quarter-to-quarter decline in net income resulted from: (1) significantly higher losses from RCI in 1996 caused by operating costs incurred to build infrastructure for future sales growth, (2) significantly higher losses at the Company's headquarters which were caused by higher legal fees and increased amortization of costs related to the RCI acquisition, and (3) a moderate decline in NTC profits caused by increased general and administrative expenses, depreciation and amortization expenses, and bad debt expenses as discussed above.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION:

The private investigation of the Company which was commenced in August 1994 has not experienced any material changes from its status as described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1995.

The Company believes that it has provided substantial documentation to the Commission that verifies the propriety of its business operations and believes that the ultimate result of the fact-finding investigation will not have a material adverse effect on the Company's financial condition or results of operations.

CLASS ACTION AND RELATED LAWSUITS:

The status of the pending class action lawsuits described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1995 has not materially changed since the filing of the Form 10-K. A mandatory status conference with the plaintiffs and other defendant in the case SANDRA GAYLES; THOMAS COMISKEY, AS TRUSTEE FBO THOMAS COMISKEY, IRA; CHARLES KOWAL; ARTHUR KALTER; MATTHEW G. HYDE; ARTHUR WIRTH; AND ISABEL SPERBER, VS. SAM D. SCHWARTZ AND INCOMNET, INC., Case No. CV95-0399 AWT is scheduled for June 8, 1996.

SECTION 16(b) LAWSUIT:

The status of the pending Section 16(b) lawsuit involving Sam D. Schwartz described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1995 has not materially changed since the filing of the Form 10-K. The Company and Mr. Schwartz are currently reviewing a proposed settlement agreement which, once agreed upon, will be submitted to plaintiff's counsel for review in the pending case RICHARD MORALES VS. INCOMNET, INC. AND SAM D. SCHWARTZ, 96 Civil 0225. While the Company anticipates that this lawsuit will be settled and provide for the satisfaction of Mr. Schwartz's
Section 16(b) liability to the Company, there is no assurance regarding if and when such a settlement will be reached.

PATENT INFRINGEMENT LAWSUIT:

The status of the pending patent infringement lawsuit involving Rapid Cast, Inc. as described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1995 has not materially changed since the filing of the Form 10-K.

LEGAL ACTION AGAINST PRIOR REPRESENTATIVES:

The status of the pending lawsuit by NTC against certain of its prior representatives described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1995 has not materially changed since the filing of the Form 10-K.

CLAIMS BY PRIOR NOTEHOLDERS:

The status of the settlements of the claims by certain prior noteholders of the Company described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1995 has not materially changed since the filing of the Form 10-K, except that settlement agreements have now been signed by all seven prior noteholders, and the Company filed a registration statement on Form S-3 on May 10, 1996 which includes settlement shares.

POTENTIAL LAWSUITS:

From time to time, the Company is involved in litigation arising from the ordinary course of business, the ultimate resolution of which management believes will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

Item 2 is not applicable for the three months ended March 31, 1996.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable for the three months ended March 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable for the three months ended March 31, 1996.

ITEM 5. OTHER INFORMATION

RETURN OF SHORT SWING PROFITS BY JOEL W. GREENBERG:

On February 29, 1996, the Company delivered a written demand to Joel Greenberg, the Chairman of the Board of Directors, to pay short swing profits of $46,500 to the Company pursuant to Section 16(b) of the Exchange Act. The Company expected the short swing profits to be paid on or before April 29, 1996. As of May 6, 1996, Mr. Greenberg had not paid the short swing profits to the Company. On May 6, 1996, the Company filed a lawsuit in the United States District Court for the Central District of California against Mr. Greenberg to collect the unpaid short swing profits pursuant to Section 16(b) of the Securities Exchange Act, as amended. Pursuant to a proposed settlement agreement to be entered into by the Company and Mr. Greenberg to be effective as of

May 9, 1996, Mr. Greenberg is expected to pay the short swing profits in full within five (5) business days after the agreement is signed.

PROPOSED SETTLEMENT AGREEMENT WITH JOEL W. GREENBERG:

Effective May 9, 1996, the Company proposes to enter into a settlement agreement with Joel W. Greenberg pursuant to which Mr. Greenberg is expected to resign as a director of the Company and its subsidiaries, National Telephone & Communications, Inc. and Rapid Cast, Inc. Mr. Greenberg was not nominated by the Board of Directors to stand for reelection as a director of the Company because of disagreements it had with him regarding compensation for the Chairman position and certain other unresolved issues. Under the proposed settlement agreement, which is expected to be executed in the near future, Mr. Greenberg has agreed not to solicit proxies from shareholders of the Company's common stock for any purpose, engage in a proxy election contest, assert control or become an affiliate of the Company for a period of eight years. Furthermore, Mr. Greenberg is expected to agree to release the Company from all claims and to pay short swing profits of $46,500 plus interest to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. In consideration for these covenants and payments, the Company intends to agree to (a) grant to Mr. Greenberg options to purchase 75,000 shares at an exercise price of $5.37 per share vesting on May 9, 1996 and expiring on May 9, 2001, (b) grant to Mr. Greenberg warrants to purchase 100,000 shares at $6.00 per share and 50,000 shares at $7.00 per share, vesting when the Company's stock trades for a price of $6.00 per share and $7.00 per share, respectively, for a period of 20 trading days during any 40 consecutive trading day period and expiring on May 9, 2001,
(c) file a registration statement covering the shares issued upon the exercise of the warrants within 90 days after the warrants are exercised, (d) include the 75,000 newly issued stock options in the Company's 1996 Stock Option Plan being presented to the shareholders for ratification at its annual meeting of the shareholders scheduled for June 14, 1996, (e) indemnify Mr. Greenberg to the extent permitted by the California Corporations Code, subject to certain conditions, for claims which may be made for events occurring while
Mr. Greenberg served as a director of the Company, and (f) release
Mr. Greenberg from indemnified claims. The newly issued stock options and warrants are nontransferable, except to Mr. Greenberg's heirs in the event of his death, and subject to cancellation if the settlement agreement is breached by Mr. Greenberg. The stock options and warrants are expected to have provisions for proportionate adjustment in the event of stock splits, reverse stock splits, stock dividends or similar recapitalizations or reorganizations by the Company. The exercisability of the warrants will accelerate in the event of a merger, sale of all or substantially all of the assets of the Company, or other similar extraordinary transaction by the Company.

The basic terms of the settlement agreement have been discussed by the parties, but the final version is subject to negotiation and execution. The Company expects the settlement agreement to be signed in the near future. There is no assurance, however, that a final settlement agreement will be made with Mr. Greenberg.

LOAN TO COMPANY BY MELVYN REZNICK:

On February 2, 1996, Melvyn Reznick, the Company's President, Chief Executive Officer and a director, arranged for a line of credit under his personal guarantee to be made available to the Company in the amount up to $750,000 from a bank in Los Angeles, CA. The line of credit may be expanded to $1,000,000 in the future. When the line is drawn, the loans are made to Mr. Reznick and Mr. Reznick subsequently advances the funds to the Company on the same terms and conditions. As of April 26, 1996, the line of credit has been drawn down by $515,000. The proceeds of the line of credit are being used to make the Company's pro rata share of a short term $1,000,000 advance made to Rapid Cast, Inc., by its shareholders to finance the manufacture and shipment of FastCast-TM- LenSystem machines to customers to fill orders. The advance is expected to be repaid upon completion of a private or public equity financing of Rapid Cast, Inc. in 1996, or within one year of the advance, whichever occurs first. In addition to repayment of the advance with monthly interest at the rate of 10% per annum, the Company is being issued warrants to purchase 510,000 shares of Rapid Cast, Inc. at a price of $2.25 per share, exercisable at any time during the next seven years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS:

Exhibits designated by the symbol * are filed with this Quarterly Report on From 10-Q. All exhibits not so designated are incorporated by reference to a prior filing as indicated.


EXHIBIT NO.                        DESCRIPTION

There are no exhibits for the three months ended March 31, 1996.


REPORTS OF FORM 8-K, FILED IN 1996

20.1 Report on Form 8-K - Agreement with National Telephone & Communications, Inc. (NTC) for incentive stock option program and for a public offering of NTC's stock dated February 6, 1996 and filed on February 9, 1996.

20.2 Report on Form 8-K - Decision Not to Renominate Joel W. Greenberg To Stand For Election To The Company's Board of Directors, dated April 26, 1996 and filed on April 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INCOMNET, INC.



Date:     May 15, 1996                  /S/ MELVYN REZNICK
                                        ----------------------
                                        Melvyn Reznick
                                        President & CEO


Date:     May 15, 1996                  /S/ RICHARD A. MARTING
                                        ----------------------
                                        Richard A. Marting
                                        Vice President of Finance and
                                        Administration  (NTC)