Form 10-Q
period 1996-06-30
INCOMNET INC
filed 1996-08-14
CIK 353356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                  FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934



FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996        COMMISSION FILE NO.0-12386



                                INCOMNET, INC.












21031 Ventura Blvd., Suite 1100

Woodland Hills, California 91364

Telephone no. (818) 887-3400



Securities registered pursuant to Section 12(b) of the Act:......................................................None



Securities registered pursuant to Section 12(g) of the Act:..............Common Stock, No Par Value






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

August 6,1996.............................................13,294,434

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INCOMNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



ASSETS

                                                                  June 30,        December 31,

                                                                      1996                1995

                                                                (unaudited)          (audited)


Current assets:

  Cash & cash equivalents                                         $ 1,880,831      $ 1,644,968

  Accounts receivable, less allowance for doubtful

    accounts of $4,690,702 at June 30, 1996 and

    $3,154,241 at December 31, 1995                                13,335,767       12,177,257

  Notes receivable - current portion                                  183,184          102,594

  Notes receivable from officers & shareholders -

    net of reserves of $208,800 at June 30, 1996 and

    $208,800 at December 31, 1995                                     928,440          863,440

  Inventories                                                       2,168,092        1,646,829

  Prepaid expenses and other                                        1,663,789        1,197,245

                                                                 ------------    -------------

      Total current assets                                         20,160,103       17,632,333

                                                                 ------------    -------------

Plant and equipment:

  Computer hardware & software                                      5,984,937        5,113,588

  Furniture & office equipment                                      2,910,532        1,878,439

  Leasehold improvements                                            5,441,284        4,133,885

                                                                 ------------    -------------

      Total plant & equipment (gross)                              14,336,753       11,125,912

  Less accumulated depreciation                                   (2,842,714)      (1,979,858)

                                                                 ------------    -------------

      Total plant & equipment (net)                                11,494,039        9,146,054

                                                                 ------------    -------------

Other assets:

  Excess of purchase price over net assets of NTC, less

    accumulated amortization of $1,089,764 at

    June 30, 1996 and $941,644 at December 31, 1995                 4,690,489        4,838,610

  Patent rights from the acquisition of RCI

    less accumulated amortization of $3,296,497 at

    June 30, 1996 and $2,019,233 at December 31, 1995              40,500,367       41,688,844

  Investment in Lab Tech                                              113,392          130,725

  Investment in marketable securities                                 190,714          190,714

  Notes receivable - long term                                             --          155,000

  Deposits and other                                                  328,971          323,349

                                                                 ------------    -------------

      Total other assets                                           45,823,933       47,327,242

                                                                 ------------    -------------

      Total assets                                               $ 77,478,075     $ 74,105,629

                                                                 ============    =============


See accompanying "Notes to Consolidated Financial Statements."

INCOMNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY



                                                                  June 30,        December 31,

                                                                      1996                1995

                                                                (unaudited)          (audited)


Current liabilities:

  Accounts payable                                               $10,325,079       $ 8,783,797

  Accrued expenses                                                 3,034,892         3,686,661

  Current portion of notes payable                                 3,816,445         2,530,886

  Deferred income                                                  1,905,737         1,190,474

  Due to shareholders                                                320,000                 -

                                                                ------------     -------------

      Total current liabilities                                   19,402,153        16,191,818

                                                                 ------------    -------------

Long-Term Liabilities:

  Notes Payable                                                      719,169             9,622

  Deposits & other                                                     1,200             1,100

  Deferred tax liability (net)                                     8,186,725         8,449,050

                                                                ------------     -------------

      Total long-term liabilities                                  8,907,094         8,459,772

                                                                ------------     -------------

      Total liabilities                                           28,309,247        24,651,590

                                                                 ------------    -------------

Minority Interest                                                  5,779,371         6,905,983

                                                                 ------------    -------------

Shareholders' equity:

  Common stock, no par value; 20,000,000 shares

    authorized; issued and outstanding 13,294,434

    shares at June 30,1996 and 13,262,648

    shares at December 31, 1995                                   61,031,361        60,883,892

  Treasury stock                                                  (5,491,845)      (5,491,845)

  Accumulated deficit                                            (12,150,059)     (12,843,991)

                                                                 ------------    -------------

      Total shareholders' equity                                  43,389,457        42,548,056

                                                                ------------     -------------

      Total liabilities, minority interest & shareholders' equity $ 77,478,075    $ 74,105,629

                                                                 ============    =============








See accompanying "Notes to Consolidated Financial Statements."

INCOMNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30,





                                                                      1996                1995


Sales                                                           $ 25,305,090      $ 20,578,412

                                                                ------------     -------------



Operating costs & expenses:

  Cost of sales                                                   15,461,371        13,970,784

  General & administrative                                         7,538,035         3,849,583

  Depreciation & amortization                                        464,896           213,492

  Bad debt expense                                                 1,445,674           597,979

  Other (income)/expense                                             101,730          (22,588)

                                                                ------------     -------------

      Total operating costs and expenses                          25,011,706        18,609,250

                                                                ------------     -------------

Acquisition costs & expenses:

  NTC acquisition - goodwill amortization                             74,060            69,530

  RCI acquisition - patent rights amortization                       529,468           218,382

  RCI acquisition - interest and legal                                12,965            50,081

  RCI acquisition - equity in (profit)/loss of

    unconsolidated subsidiary                                             --          (78,420)

                                                                ------------     -------------

      Total acquisition costs & expenses                             616,493           259,573

                                                                ------------     -------------

    Income/(loss) before income taxes,

    extraordinary items & minority interest                         (323,109)        1,709,589



Income taxes                                                          92,727           207,112

                                                                ------------     -------------

      Income/(loss) before extraordinary items & minority interest  (415,836)        1,502,477



Extraordinary items                                                       --                --

Minority Interest                                                    646,265                --

                                                                ------------     -------------

      Net income                                                   $ 230,429       $ 1,502,477

                                                                ============     =============

Income per common share

  and common share equivalents:

  Income before extraordinary items                             $        .02      $        .12

  Extraordinary items                                                     --                --

                                                                ------------     -------------

    Net income                                                  $        .02      $        .12

                                                                ============     =============



Weighted average number of common shares and

common share equivalents outstanding                              13,294,324        12,525,407

                                                                ============     =============


See accompanying "Notes to Consolidated Financial Statements."

INCOMNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30,



                                                                      1996                1995


Sales                                                           $ 49,704,511      $ 39,463,173

                                                                ------------     -------------

Operating costs & expenses:

  Cost of sales                                                   31,367,166        26,964,267

  General & administrative                                        13,828,562         7,387,475

  Depreciation & amortization                                        894,118           375,593

  Bad debt expense                                                 2,537,021         1,137,158

  Other (income)/expense                                             170,481          (58,327)

                                                                ------------     -------------

      Total operating costs and expenses                          48,797,348        35,806,166

                                                                ------------     -------------

Acquisition costs & expenses:

  NTC acquisition - goodwill amortization                            148,121           139,060

  RCI acquisition - patent rights amortization                     1,032,272           218,382

  RCI acquisition - interest and legal                                18,571            78,722

  RCI acquisition - equity in (profit)/loss of

    unconsolidated subsidiary                                             --           107,841

                                                                ------------     -------------

      Total acquisition costs & expenses                           1,198,964           544,005

                                                                ------------     -------------

      Income/(loss) before income taxes,

      extraordinary items & minority interest                       (291,801)        3,113,002



Income taxes                                                         186,807           208,712

                                                                ------------     -------------

      Income/(loss) before extraordinary items

      & minority interest                                           (478,608)        2,904,290



Extraordinary items                                                       --                --

Minority Interest                                                  1,126,611                --

                                                                ------------     -------------

      Net income                                                   $ 648,003       $ 2,904,290

                                                                ============     =============

Income per common share

  and common share equivalents:

  Income before extraordinary items                             $        .05      $        .25

  Extraordinary items                                                     --                --

                                                                ------------     -------------

      Net income                                                $        .05      $        .25

                                                                ============     =============



Weighted average number of common shares and

common share equivalents outstanding                              13,286,283        11,843,989

                                                                ============     =============


See accompanying "Notes to Consolidated Financial Statements."

INCOMNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX  MONTHS ENDED JUNE 30,



                                                                      1996                1995


Cash flows from operating activities:

  After tax profit                                                $(478,604)       $ 2,904,290

  Depreciation & amortization - operations                          894,118            375,593

  Depreciation & amortization - acquisitions                      1,180,393            357,442

                                                                ------------     -------------

      Net cash inflow/(outflow) from operating activities         1,595,907          3,637,325

                                                                ------------     -------------



Cash flows from (increase)/decrease in operating assets:

  Accounts receivable                                            (1,158,510)       (2,270,222)

  Notes receivable - current portion                                (80,589)                --

  Notes receivable - due from officers and shareholders             (65,000)                --

  Inventories                                                      (521,263)         (341,654)

  Prepaid expenses & other                                         (466,544)         (405,903)

  Notes receivable - long term                                      155,000                 --

  Deposits & other                                                   (5,621)         (213,857)

                                                                ------------     -------------

      Net cash inflow/(outflow) from changes in

      operating assets                                           (2,142,527)       (3,231,636)

                                                                ------------     -------------

Cash flows from increase/(decrease) in operating liabilities:

  Accounts payable                                                1,541,281            969,735

  Accrued expenses                                                 (651,768)           177,989

  Deferred income                                                   715,263            188,651

                                                                ------------     -------------

      Net cash inflow/(outflow) from changes in operating         1,604,776          1,336,375

        liabilities                                             ------------     -------------

      Net cash inflow/(outflow) from operations                   1,058,156          1,742,064

                                                                ------------     -------------



Cash flows from (increase)/decrease in investing activities:

  Acquisition of plant & equipment                               (3,390,225)       (3,190,718)

  Patents/intangible assets                                        (106,119)                --

  Investment in Lab Tech                                             17,333                 --

  Investment in marketable securities                                    --             38,100

  Investment in RCI                                                               (27,837,777)

  Goodwill from acquisition of NTC                                  148,121                 --

                                                                ------------     -------------

      Net cash inflow/(outflow) from investing activities        (3,330,890)      (30,990,395)

                                                                ------------     -------------


See accompanying "Notes to Consolidated Financial Statements."

INCOMNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, (CONT'D)



                                                                      1996                1995


Cash flows from increase/(decrease) in financing activities:

  Bank overdraft                                                          --           213,505

  Notes payable - current                                          2,803,318           628,656

  Sale of common stock, net                                          147,468        26,199,174

  Treasury stock                                                          --       (4,776,638)

  Loans from a major shareholder                                     320,000                --

  Notes payable - long term                                         (808,112)               --

  Prior period adjustment to retained earnings                        45,924            82,915

  Change in valuation allowance                                           --         (263,100)

                                                                ------------     -------------

      Net cash inflow/(outflow) from financing activities          2,508,598        22,084,512

                                                                ------------     -------------

      Net cash inflow/(outflow) from investing & financing          (822,292)      (8,905,883)

                                                                ------------     -------------

      Net increase/(decrease) in cash & cash equivalents           $ 235,864     $ (7,163,819)

                                                                ============     =============






See accompanying "Notes to Consolidated Financial Statements."

                       INCOMNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                JUNE 30, 1996



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

Company,  all  adjustments  considered  necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present  fairly the financial position as of June 30, 1996, and the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.



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

     , Inc. (NTC), and its 51%-owned subsidiary Rapid Cast, Inc. (RCI).  As a company with a controlling interest in RCI, the Company is accounting for RCI using the consolidation method of accounting.  The Company shifted from the equity method of accounting for RCI under FASB Statement No. 94 in the first and second quarters of 1995 to the consolidation method because it controls

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

Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received, and recognized as revenue as the telephone service is utilized.  The reserve for deferred revenues is carried on the balance sheet as an accrued liability.  Long distance telephone service sales in the three and six months ending June 30, 1996  totaled $20,206,078 and

$40,479,210, respectively.

(2)  NTC's marketing-related revenues are derived from programs and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for representative and certified trainer renewals,

and the Company's Certified Trainer and Customer Representative programs. The

Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related materials, net of estimated reserves for refunds, are booked as cash sales when the revenues are received.  For the three and six months ending June 30, 1996, marketing sales totaled $3,465,160 and $6,118,216, respectively.



(3)  RCI's optical-related revenues are derived from the sale of the Company's optical lens manufacturing system and related supplies. Revenues from optical-related systems and supplies are recognized as sales at the time the products are shipped to the customer.  For the three and six month periods ending June 30, 1996, optical product sales totaled $1,270,010 and $2,406,052,

respectively.



(4)  The Company's network service revenues are recognized as sales as the service is delivered.  Network service sales in the three and six months ending June 30, 1996 totaled $363,844 and $701,034, respectively.





CONCENTRATION OF CREDIT RISK - The Company sells its telephone and network services to individuals and small businesses throughout the United States and does not require collateral.  It sells its optical products both domestically and internationally.  Reserves for uncollectible amounts are provided, which management believes are sufficient.



INVENTORY - Inventory primarily consists of completed optical machines at the

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

4.     NOTES PAYABLE:



Notes payable consist of the following as of June 30, 1996:



	Notes payable to founding stockholders of RCI,

	interest at 7%, due in July 1996                                 $1,463,334



	Notes payable to certain stockholders of RCI,

	interest at 10%, due December 31, 1996                              707,297



	Revolving line of credit of RCI, interest at bank reference

	rate (approximately 10% at June 30, 1996)                           500,000



	Convertible notes payable to certain stockholders and officers

	of RCI, interest at 8%, due in December 31, 1999                    321,600



	Notes payable to GTE for lease of telephone equipment

	with monthly payments through December, 2002                        778,631



	Notes payable to bank by parent company, invested in RCI,

	interest at bank reference rate (approximately 9.75%

	at June 30, 1996)                                                   691,407



	Other                                                                73,345

	                                                           ----------------

	              Total Notes Payable                                $4,535,614

	                                                                  =========





5.  NETWORK MARKETING COSTS:



During the three and six months ending June 30, 1996, NTC's net costs to operate its network marketing program were $0.6 million and $1.3 million,

respectively, as summarized below (in $ millions):





                                                         3 Months Ending    6 Months Ending

                                                           June 30, 1996      June 30, 1996




       Sales                                                     $   3.4         $      6.1

       Cost of sales                                                 2.9                5.4

       Operating expenses for support services                       1.1                2.0

                                                                  ------             ------

               Total marketing-related costs                         4.0                7.4

                                                                  ------             ------

               Net marketing cost                                $    .6         $      1.3

                                                                  ======             ======

               % of total NTC (long distance & marketing) sales      2.2%              2.7%






Marketing sales of $3.4 million and $6.1 million, during the three and six month periods ending June 30, 1996, respectively,  were generated by the sale of materials, training and support services to assist NTC independent sales representatives in selling new retail customers and enrolling other representatives in the NTC program.  Beginning in January, 1996, NTC commenced reserving a portion of all marketing revenues in order to provide a fund from which to draw estimated future refunds of marketing proceeds.  These reserved marketing revenues are reflected as deferred income on the Company's balance sheet and are amortized over the succeeding twelve months.  The marketing-related costs include commissions paid to independent sales representatives for acquiring new retail telephone customers, as well as the cost of sales materials, salaries and wages of marketing department personnel,

services required to support the independent sales representatives, and other directly identifiable support costs, but do not include residual commissions paid on continuing long distance telephone usage or the typical indirect cost allocations, such as floor-space and supporting departments.  When the three and six month marketing-related costs of $4.0 million and $7.4 million,

respectively, are compared against marketing-related revenues of $3.4 million and $6.1 million for the same periods, the result is a net loss in marketing-related activities of $0.6 million and $1.3 million or 2.2% and 2.7%

of total NTC sales, respectively.



6.     COMPENSATION OF INDEPENDENT SALES REPRESENTATIVES:



The Company's subsidiary, NTC, compensates its independent sales representatives by an earned commission structure based upon signing up new telephone customers and based upon the telephone usage generated by those customers. In the three and six months ending June 30, 1996, expenses associated with commissions, bonuses and overrides paid out to NTC's independent representatives were $3,843,171 and $7,292,358, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES:



Overall, the Company achieved slightly positive cash flows of $235,864 during the first six months of 1996 resulting from positive cash flows from operations ($1,058,156) and from financing activities ($2,508,598) which were partially offset by negative cash flows from investing activities ($3,330,890)

as discussed below:



CASH FLOW FROM OPERATIONS - The Company generated $1,058,156 in positive cash flow from operations during the first six months of 1996, compared to

$1,742,064 in positive cash flow from operations during the prior year's comparable period.  This quarter-to-quarter decrease in positive cash flow from operations resulted primarily from: (1) a $2,041,418 decrease in profits adjusted for non-cash expenses, (2) a $1,111,712 increase in cash generated from the collection of accounts receivable, (3) a $571,546 increase in cash from increased use of accounts payable, (4) an $829,757 decrease in cash from a reduction in accrued expenses, and (5) a $526,612 increase in cash generated by increased reserves for deferred income on NTC's prepaid telephone calling cards.



CASH FLOW FROM INVESTING - The Company generated negative cash flows from investing activities of $3,330,890 in the first six months of 1996 and

$30,990,395 in the first six months of 1995.  The 1996 negative cash flow resulted primarily from continuing investment by NTC in plant and equipment to support its continuing growth in sales.  The 1995 negative cash flow  resulted primarily from the Company's purchase of a 51% ownership in RCI on February 8,

1995.



CASH FLOW FROM FINANCING - Positive cash flows from financing activities totaled $2,508,598 during the first six months of 1996 and $22,084,512 during the first six months of 1995.  The 1996 positive cash flow resulted primarily from RCI entering into various loan agreements to finance the building of infrastructure to support its anticipated future sales growth.  The 1995 positive cash flow was generated by a $26,199,174 sale of common stock, which was partially offset by an outflow of $4,776,638 from the Company's purchase of treasury stock.

RESULTS OF OPERATIONS:



SALES - Second quarter, 1996 sales of $25,305,090 increased 23% over the second quarter, 1995 sales of $20,578,412.  The majority of this increase was attributable to NTC's sales increase to $23,671,236 from $20,202,931 in the three months ending June 30, 1996 verses 1995, respectively.  A secondary cause of the increase in sales was the inclusion of $1,270,010 of RCI sales during the second quarter of 1996 verses no sales included for RCI during the second quarter of 1995.  This inclusion of sales during 1996 and exclusion of sales in 1995 resulted from the shift from the equity method of accounting for

RCI during the first and second quarters of 1995 to the consolidation method of accounting, which occurred during the third quarter of 1995.  The following table summarizes the Company's sales performance by subsidiary and segment during the comparable second quarters in 1996 and 1995:





                                                                 $in millions

                                                             -------------------------


Subsidiary                       Segment                     1996               1995

- -------------    ---------------------------------------    ---------        ---------

NTC              Telephone (telecommunications services)    $   20.2         $    17.1

NTC              Telephone (marketing programs)                  3.4               3.1

RCI              Optical                                         1.3                --

AutoNETWORK      Network                                         0.4               0.4

                                                            ---------        ---------

                 Total Company Sales                        $   25.3         $    20.6

                                                            =========        =========






COST OF SALES - Total Company cost of sales increased to $15,461,371 or 61%

of sales during the  quarter ending June 30, 1996 verses $13,970,784 or 68% of sales during the comparable prior year quarter.  The quarter-to-quarter increase in cost of sales resulted largely from two factors.  First is the inclusion of RCI costs in the second quarter of 1996 which were not included in the second quarter of 1995 consolidation, due to the shift from equity method accounting for RCI to consolidation method accounting, as discussed above.  A second factor in the increasing cost of sales was the increase in carrier costs associated with increased telephone service sales by NTC.  The improvement in costs as a percent of sales was largely generated by improvements in NTC's telecommunication service gross profits resulting from:

1)  lower long-distance transport costs from NTC's carriers and, 2)

continuing improvements in the mix of sales in the higher profit product lines.



The following table summarizes the Company's quarter-to-quarter changes in three major cost components:



                                                                $in millions

                                                              -----------------

                                                                 1996      1995

                                                            ---------  --------

Commissions paid to NTC independent sales reps              $     3.8  $    3.8

Carrier costs for NTC's long distance telephone service          10.2       9.6

All other costs of sales                                          1.5        .6

                                                            ---------  --------

                Total Company Cost of Sales                 $    15.5  $   14.0

NTC's total commission expense increased minimally to $3,843,171 in the second quarter of 1996 compared to $3,818,229 in the same quarter of 1995.  NTC's carrier costs to deliver long distance telephone service to its telephone customers increased to $10,238,218 in the second quarter of 1996 compared to

$9,568,026 in the second quarter of 1995.  This increase in carrier costs reflects the quarter-to-quarter growth in telephone sales, although these costs have grown at a slower pace than sales, thus reflecting improvements in overall telephone gross profits.



The third cost component shown in the table above is "all other costs of sales" which represents: (1)  NTC's costs of producing sales materials for its independent sales representatives, (2)  RCI's costs of producing optical systems and ancillary goods, and (3) AutoNETWORK costs of providing communications network products and services.



GENERAL & ADMINISTRATIVE - Total general and administrative costs increased to

$7,538,035 or 30% of sales in the quarter ending June 30, 1996 compared to

$3,849,583 or 19% of sales in the same prior year quarter.  General and administrative costs generally include the costs of employee salaries, fringe benefits, supplies, and related support costs which are required in order to provide such operating functions as customer service, billing, marketing,

product development, information systems, collections of accounts receivable,

and accounting.



NTC's general and administrative costs increased to 25% of sales in the second quarter of 1996 from 18% of sales in the second quarter of 1995.  This increase was caused largely by: (1) increases in fees paid to local exchange carriers (LEC's) to process NTC's billing and collection of its LEC-billed long distance telephone service, and (2) increases in compensation and fringe benefits expended as NTC continues to build infrastructure to support anticipated future sales growth.  RCI's general & administrative costs in the second quarter of 1996 represented 111% of sales, thus continuing to reflect the startup nature of its operations.  RCI's general and administrative costs which were incurred in the same quarter of the prior year were not included in the 1995 second quarter consolidation, due to the shift from equity method accounting for RCI to consolidation method accounting, as discussed above.



DEPRECIATION & AMORTIZATION - Total Company depreciation and amortization expense increased to $464,896 in the second quarter of 1996 verses $213,492 in the second quarter of 1995.  This increase was primarily caused by greater investment by NTC in computer hardware and software, furniture and equipment,

and leasehold improvements required to support its rapid expansion in sales.



BAD DEBT EXPENSE - Total Company bad debt expense increased to $1,445,674 in the second quarter of 1996 compared to $597,979 in the same prior year quarter.  The quarter-to-quarter increase in bad debt was caused primarily by increased provisioning of NTC's LEC billed receivables.

OTHER INCOME & EXPENSE - The Company's other income and expense declined to net other expense of $101,730 in the second quarter of 1996 verses net other income of $22,588 during the comparable prior year quarter.  This $124,318 net decline was primarily caused by:  (1) $70,649 of interest expense on notes payable by RCI in 1996, and (2) a $40,406 non-recurring loss incurred by NTC on the sale of its in-house telephone system in May, 1996.



ACQUISITION COSTS & EXPENSES - Acquisition costs increased to $616,493 during the second quarter of 1996 compared to $259,573 during the second quarter of

1995.  Virtually the entire increase is due to:  (1) a $311,086 increase in patent right amortization expense in 1996 relating to the RCI acquisition, and

(2) a $78,420 decline in the Company's equity in profits from RCI.  These quarter-to-quarter comparisons are influenced by the conversion on July 1,

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

(profit)/loss of unconsolidated  subsidiary" as a single line item on the 1995

"Consolidated Statements of Operations."



MINORITY INTEREST - Beginning on July 1, 1995, the Company converted from the equity method to the consolidated method of accounting for its 51% ownership in RCI.  As a result, $646,265 or 49% of RCI's losses from April 1 through

June 30, 1996 (the "minority interest") was eliminated from the Company's

"Consolidated Statements of Operations" for 1996.



NET INCOME - Total Company net income declined to $230,429 or 0.9% of sales in the second quarter of 1996 as compared to net income of $1,502,477 or 7.3% of sales in the same quarter of 1995.  The quarter-to-quarter decline in net income resulted from: (1) significantly higher losses from RCI in 1996 caused by operating costs incurred to build infrastructure for future sales growth,

(2) higher losses at the Company's headquarters which were caused by higher legal fees and increased amortization of costs related to the RCI acquisition,

and (3) a decline in NTC profits caused by increased general and administrative expenses, depreciation and amortization expenses, and bad debt expenses as discussed above.

PART II - OTHER INFORMATION



The following are cautionary statements pursuant to the Private Securities

Litigation Reform Act of 1995 in order for the Company to avail itself of the

"safe harbor" provisions of the Reform Act.  The discussions and information in this report may contain both historical and forward-looking statements.  To the extent that the report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company and its subsidiaries, please be advised that the Company and its subsidiaries' actual financial condition, operating results and business performance may differ materially form that projected or estimated by the

Company in forward-looking statements.  The differences may be caused by a variety of factors, including but not limited to adverse economic conditions,

intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, lower sales and revenues than forecast, loss of customers, disadvantageous currency exchange rates, termination of contracts, loss of supplies, technological obsolescence of the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers,

litigation and administrative proceedings involving the Company, including the pending class action and related lawsuits and SEC investigation, adverse publicity and news coverage, inability to carry out marketing and sales plans,

challenges to the Company's patents, loss or retirement of key executives,

changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this report or in other reports issued by the Company.



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

CLASS ACTION AND RELATED LAWSUITS:



The status of the pending class action lawsuit described in "Item 3. Legal

Proceedings" in the Company's Form 10-K for its fiscal year ending December

31, 1995 has not materially changed since the filing of the Form 10-K, other than the status conference among the parties in the case Sandra Gayles; Thomas

Comiskey, as Trustee FBO Thomas Comiskey, IRA; Charles Kowal; Arthur Kalter;

Matthew G. Hyde; Arthur Wirth; and Isabel Sperber, vs. Sam D. Schwartz and

Incomnet, Inc., Case No. CV95-0399 KMW (BQRx), which was held on June 8, 1996.

 Pursuant to the status conference, a trial date in July 1997 was established.

 The case currently remains in the discovery phase.  In the case Herbert M.

Schwartz et al. vs. Incomnet, Inc., Sam D. Schwartz and Kaliber Management

Corporation, CV 96-0776 KMW (BQRx), a trial date in October 1996 has been set.

 The status of the pending lawsuit entitled Brent Abrahm, et al. vs. Incomnet,

Inc., Sam Schwartz and Kaliber Management Corporation, Civil Action No.

96-5325 RSL (AJW), has not materially changed since the filing of the

Company's Form 10-K for its fiscal year ending December 31, 1995, except that it has been transferred to the same district court in California which is presiding over the pending class action lawsuit and the Herbert case.

Defendants are in the process of preparing their responses to the complaint in the Abrahm lawsuit and discovery is in its initial stages.



On July 22, 1996, the Company was served with a complaint in the lawsuit

Charles Stevens vs. Sam D. Schwartz and Incomnet, Inc., Civil Action No.

96-4906 RMT (VAPx), filed in the United States District Court for the Central

District of California, Western Division.  The complaint alleges that the

Company and its former Chairman, Sam D. Schwartz, violated Section 10(b) and

Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and Section

25400 of the California Corporations Code, as a result of false and misleading statements made by defendants and undisclosed trading in the Company's stock engaged in by Mr. Schwartz and his affiliates.  The claims are similar to those made in the pending class action lawsuit and are expected to be defended by the Company in the same manner.



In July 1996, the Company became aware of a complaint in the lawsuit entitled

Silva Run Worldwide Limited vs. Incomnet, Inc., Sam D. Schwartz, Bear Stearns

& Co., Inc., Leslie Solmonson, Ronald F. Seale, Mariner Reserve Fund, Compania

Di Investimento Antilliano, Coutts & Co. AG, Salvatore M. Franzella, Peter G.

Embiricos, and Jos Schuetz, filed in the United States District Court for the

Southern District of New York.  The complaint states that the plaintiff was a purchaser of the Company's stock in July 1995.  The complaint alleges that the

Company and its former Chairman violated Sections 10(b) and 20(a) and Rule

10b-5 of the Securities Exchange Act of 1934, as amended, as a result of false and misleading statements made by the defendants and undisclosed trading in the Company's stock engaged in by Mr. Schwartz and his affiliate.  The plaintiff also alleges that Mr. Schwartz and his affiliate owed a fiduciary duty to the plaintiff and breached it by their conduct, and that these defendants committed common law fraud.  The complaint also alleges other causes of action against other unrelated defendants.  The Company has not yet been served with the complaint in this matter.

SECTION 16(B) LAWSUIT:



In the pending case Richard Morales vs. Incomnet, Inc. and  Sam D. Schwartz,

96 Civil 0225, the Company and Sam D. Schwartz entered into a settlement agreement on June 7, 1996 for the payment of short-swing profits totaling approximately $2,128,424 plus accrued interest of approximately $180,000,

based only on transactions which had been reported to the Securities and

Exchange Commission.  The Company reserved the right to assert additional claims against Mr. Schwartz for short-swing profits resulting from undisclosed transactions in the Company's stock which may subsequently be discovered.  In the settlement agreement, Mr. Schwartz represented and warranted that the transactions reported by him to the date of the settlement agreement were all of the transactions in the Company's stock engaged in by Mr. Schwartz and his affiliates.  Soon after the execution of the settlement agreement and before it was submitted to the court for approval, additional unreported transactions in the Company's stock by Mr. Schwartz and his affiliates were discovered.  As a result of this discovery, the Company  is conducting an expanded investigation of Mr. Schwartz's trading activities and the settlement agreement is not being submitted to the court.  As soon as the investigation is complete, the amount of short-swing profits will be re-computed and a demand for payment of the profits plus interest will be made on Mr. Schwartz.

In early July 1996, Mr. Schwartz deposited 800,000 shares of his Incomnet stock into a court-approved escrow account with the Company's New York counsel as security for his obligation to pay short-swing profits.  On July 29, 1996,

the Company demanded in writing the deposit of an additional 400,000 shares by

Mr. Schwartz into the escrow account to secure his obligation.  The Company has not yet received a reply to its demand for the deposit of additional shares.  While the Company anticipates that this lawsuit will be settled providing for the satisfaction of Mr. Schwartz's Section 16(b) liability to the Company, there is no assurance regarding if and when such a settlement will be reached.



PATENT INFRINGEMENT LAWSUIT:



The status of the pending patent infringement lawsuit involving Rapid Cast,

Inc. as described in "Item 3. Legal Proceedings" in the Company's Form 10-K

for its fiscal year ending December 31, 1995 has not materially changed since the filing of the Form 10-K.  The case has not settled and is in the discovery phase.



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

10-K  for its fiscal year ending December 31, 1995 has not materially changed,

except that settlement agreements have now been signed by all seven prior noteholders, and the Company filed a registration statement on Form S-3 on May

10, 1996 which includes settlement shares.

POTENTIAL LAWSUITS:



The Company is in settlement discussions with Price International Inc.

There is no assurance that other claims similar to those asserted in the pending class action and related lawsuits, or other claims, will not be asserted against the Company by new parties in the future.  In this regard,

potential plaintiffs have from time to time orally asserted claims against the

Company and its prior directors.  If such claims are filed as legal complaints, the Company will seek to have them consolidated with other pending lawsuits, if appropriate, or will defend them separately.  From time to time,

the Company is also involved in litigation arising from the ordinary course of business, the ultimate resolution of which management believes will not have a material adverse effect on the financial condition or results of operations of the Company.



ITEM 2. CHANGES IN SECURITIES



Item 2 is not applicable for the three months ended June 30, 1996.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES



Item 3 is not applicable for the three months ended June 30, 1996.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



Item 4 is not applicable for the three months ended June 30, 1996.



ITEM 5. OTHER INFORMATION



SETTLEMENT AGREEMENT WITH JOEL W. GREENBERG:



Effective May 9, 1996, the Company entered into a settlement agreement with

Joel W. Greenberg pursuant to which Mr. Greenberg resigned as a director of the Company and its subsidiaries, National Telephone & Communications, Inc.

and Rapid Cast, Inc.  Mr. Greenberg paid short swing profits of $44,424 to the

Company.  The terms and conditions of the settlement agreement are as described in the Company's Form 10-Q for the fiscal quarter ended March 31,

1996, and in its Proxy Statement for the 1996 Annual Meeting of the

Shareholders of Incomnet, Inc., dated July 29, 1996.



LOAN TO COMPANY BY MELVYN REZNICK:



The status of Melvyn Reznick's loans to the Company has not materially changed from the status described in the Company's Proxy Statement for the 1996 Annual

Meeting of the Shareholders of Incomnet, Inc., dated July 29, 1996.



NOMINATED DIRECTOR DECLINES TO SERVE:



On July 29, 1996, the Company received a letter from Gerald Katell, a nominee to the Company's Board of Directors, pursuant to which Mr. Katell informed the

Company that he declined to accept a position on the Company's Board of

Directors.  Mr. Katell stated that the Company's newly purchased directors'

and officers' liability insurance policy did not have sufficient coverage to satisfy him.  As a result of Mr. Katell's decision, the Company has one vacancy on its Board of Directors, which it intends to fill when a suitable candidate who is willing to serve is found.  There is no assurance regarding when the vacancy on the Company's Board of Directors will be filled.  See the

Form 8-K filed by the Company, dated July 29, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



INDEX TO EXHIBITS:



Exhibits designated by the symbol * are filed with this Quarterly Report on

Form 10-Q.  All exhibits not so designated are incorporated by reference to a prior filing as indicated.





EXHIBIT NO.                         DESCRIPTION



There are no exhibits for the three months ended June 30, 1996.





REPORTS ON FORM 8-K, FILED IN 1996



20.1     Report on Form 8-K - Resignation of Director, dated July 29, 1996 and

filed on August 8,     1996.

                                  SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        INCOMNET, INC.











Date:  August 14, 1996                               /s/ Melvyn Reznick

                                                     ------------------

                                                         Melvyn Reznick

                                                        President & CEO





Date:  August 14,1996                            /s/ Richard A. Marting

                                                  ---------------------

                                                     Richard A. Marting

                                          Vice President of Finance and

                                                  Administration  (NTC)







23