Form 10-Q
period 1996-09-30
INCOMNET INC
filed 1996-11-14
CIK 353356

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996    COMMISSION FILE NO. 0-12386

                                 INCOMNET, INC.

     A California                                      IRS Employer No.
     Corporation                                         95-2871296

                         21031 Ventura Blvd., Suite 1100
                        Woodland Hills, California 91364
                          Telephone no. (818) 887-3400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:. . . . . . . . .None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
ACT: . . . . . . . . . . . . . . . . . . . . . . . . .Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES X  NO
                                           ---   ---

Number of shares of registrant's common stock outstanding as of
November 4, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .13,294,764

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                         INCOMNET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                   September 30,        December 31,
                                                                            1996                1995
                                                                     (unaudited)           (audited)
                                                                     -----------           ---------
CURRENT ASSETS:
  Cash & cash equivalents                                           $  1,616,616        $  1,644,968
  Accounts receivable, less allowance for doubtful
    accounts of $5,314,941 at September 30, 1996 and
    $3,154,241 at December 31, 1995                                   12,549,605          12,177,257
  Notes receivable - current portion                                     169,121             102,594
  Notes receivable from officers & shareholders -
    net of reserves of $1,265,365 at September 30, 1996 and
    $208,800 at December 31, 1995                                        152,540             863,440
  Inventories                                                          2,748,002           1,646,829
  Prepaid expenses and other                                           2,571,877           1,197,245
                                                                   -------------       -------------
    Total current assets                                              19,807,761          17,632,333

                                                                   -------------       -------------
PLANT AND EQUIPMENT:
  Computer hardware & software                                         6,503,356           5,113,588
  Furniture & office equipment                                         3,306,391           1,878,439
  Leasehold improvements                                               6,221,127           4,133,885
                                                                   -------------       -------------
    Total plant & equipment (gross)                                   16,030,874          11,125,912
  Less accumulated depreciation                                       (3,344,064)         (1,979,858)
                                                                   -------------       -------------
    Total plant & equipment (net)                                     12,686,810           9,146,054
                                                                   -------------       -------------
OTHER ASSETS:
  Excess of purchase price over net assets of NTC, less
    accumulated amortization of $1,163,825 at
    September 30, 1996 and $941,644 at December 31, 1995               4,616,429           4,838,610
  Patent rights from the acquisition of RCI,
    less accumulated amortization of $3,950,404 at
    September 30, 1996 and $2,019,233 at December 31, 1995            31,854,215          41,688,844
  Investment in Lab Tech                                                  65,000             130,725
  Investment in marketable securities                                    190,714             190,714
  Notes receivable - long term                                                --             155,000
  Deposits and other                                                     343,114             323,349
                                                                   -------------       -------------
    Total other assets                                                37,069,472          47,327,242
                                                                   -------------       -------------
    Total assets                                                    $ 69,564,043        $ 74,105,629
                                                                   -------------       -------------
                                                                   -------------       -------------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY


                                                                   September 30,        December 31,
                                                                            1996                1995
                                                                     (unaudited)           (audited)
                                                                     -----------           ---------
CURRENT LIABILITIES:
  Accounts payable                                                  $ 11,009,170        $  8,783,797
  Accrued expenses                                                     4,555,887           3,686,661
  Current portion of notes payable                                     4,158,969           2,530,886
  Deferred income                                                      1,718,769           1,190,474
                                                                   -------------       -------------
  Total current liabilities                                           21,442,795          16,191,818
                                                                   -------------       -------------
LONG-TERM LIABILITIES:
  Notes Payable                                                          651,419               9,622
  Deposits & other                                                         1,200               1,100
  Deferred tax liability (net)                                         8,055,562           8,449,050
                                                                   -------------       -------------
  Total long-term liabilities                                          8,708,181           8,459,772
                                                                   -------------       -------------
  Total liabilities                                                   30,150,976          24,651,590
                                                                   -------------       -------------
MINORITY INTEREST                                                      4,998,099           6,905,983
                                                                   -------------       -------------
SHAREHOLDERS' EQUITY:
  Common stock, no par value; 20,000,000 shares
    authorized; issued and outstanding 13,294,764
    shares at September 30,1996 and 13,262,648
    shares at December 31, 1995                                       61,019,979          60,883,892
  Preferred stock                                                        300,000                  --
  Treasury stock                                                      (5,491,845)         (5,491,845)
  Accumulated deficit                                                (21,413,166)        (12,843,991)
                                                                   -------------       -------------
    Total shareholders' equity                                        34,414,968          42,548,056
                                                                   -------------       -------------
    Total liabilities, minority interest & shareholders' equity     $ 69,564,043        $ 74,105,629
                                                                   -------------       -------------
                                                                   -------------       -------------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED SEPTEMBER 30,

                                                                            1996                1995
                                                                            ----                ----
SALES                                                               $ 27,591,284        $ 22,660,377
                                                                   -------------       -------------
OPERATING COSTS & EXPENSES:
  Cost of sales                                                       17,777,193          15,733,118
  General & administrative                                             8,253,785           4,953,698
  Depreciation & amortization                                            501,787             475,023
  Bad debt expense                                                     1,291,763             636,166
  Other (income)/expense                                              10,031,605              11,793
                                                                   -------------       -------------
    Total operating costs and expenses                                37,856,133          21,809,798
                                                                   -------------       -------------
ACQUISITION COSTS & EXPENSES:
  NTC acquisition - goodwill amortization                                 74,060              69,530
  RCI acquisition - patent rights amortization                           571,137             301,677
  RCI acquisition - interest and legal                                       375              19,760
                                                                   -------------       -------------
    Total acquisition costs & expenses                                   645,572             390,967
                                                                   -------------       -------------
    Income/(loss) before income taxes,
    extraordinary items & minority interest                          (10,910,421)            459,612

INCOME TAXES                                                            (866,387)             77,408
                                                                   -------------       -------------
    Income/(loss) before extraordinary items & minority interest     (10,044,034)            382,204

EXTRAORDINARY ITEMS                                                           --                  --
MINORITY INTEREST                                                        781,273             182,641
                                                                   -------------       -------------
  Net income/(loss)                                                 $ (9,262,761)       $    564,845
                                                                   -------------       -------------
                                                                   -------------       -------------
INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:
  Income before extraordinary items                                 $      (0.70)       $       0.04
  Extraordinary items                                                         --                  --
                                                                   -------------       -------------
  Net income/(loss)                                                 $      (0.70)       $       0.04
                                                                   -------------       -------------
                                                                   -------------       -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES FOR 1996 AND
COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING FOR 1995       13,244,674          13,566,743
                                                                   -------------       -------------
                                                                   -------------       -------------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 30,

                                                                            1996                1995
                                                                            ----                ----
SALES                                                               $ 77,295,795        $ 62,123,548
                                                                   -------------       -------------
OPERATING COSTS & EXPENSES:
  Cost of sales                                                       49,144,359          42,697,385
  General & administrative                                            22,082,445          12,341,173
  Depreciation & amortization                                          1,395,905             850,616
  Bad debt expense                                                     3,828,784           1,773,324
  Other (income)/expense                                              10,202,087             (46,534)
                                                                   -------------       -------------
    Total operating costs and expenses                                86,653,580          57,615,964
                                                                   -------------       -------------
ACQUISITION COSTS & EXPENSES:
  NTC acquisition - goodwill amortization                                222,181             208,590
  RCI acquisition - patent rights amortization                         1,603,409             520,059
  RCI acquisition - interest and legal                                    18,946              98,482
  RCI acquisition - equity in (profit)/loss of
    unconsolidated subsidiary                                                 --             107,841
                                                                   -------------       -------------
    Total acquisition costs & expenses                                 1,844,536             934,972
                                                                   -------------       -------------
    Income/(loss) before income taxes,
    extraordinary items & minority interest                          (11,202,321)          3,572,612

INCOME TAXES                                                            (679,580)            286,120
                                                                   -------------       -------------

    Income/(loss) before extraordinary items & minority interest     (10,522,741)          3,286,492

EXTRAORDINARY ITEMS                                                           --                  --
MINORITY INTEREST                                                      1,907,933             182,641
                                                                   -------------       -------------

    Net Income/(loss)                                               $ (8,614,808)       $  3,469,133
                                                                   -------------       -------------
                                                                   -------------       -------------
INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:
  Income before extraordinary items                                 $      (0.65)       $       0.28
  Extraordinary items                                                         --                  --
                                                                   -------------       -------------
  Net income/(loss)                                                 $      (0.65)       $       0.28
                                                                   -------------       -------------
                                                                   -------------       -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES FOR 1996
AND COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING
FOR 1995                                                              13,268,050          12,435,930
                                                                   -------------       -------------
                                                                   -------------       -------------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 30,


                                                                            1996                1995
                                                                            ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    After tax profit                                               $ (10,522,637)        $ 3,286,495
    Depreciation & amortization - operations                           1,395,905             850,616
    Depreciation & amortization - acquisitions                         1,825,590             728,649
                                                                   -------------       -------------
       Net cash inflow/(outflow) from operating activities            (7,301,142)          4,865,760
                                                                   -------------       -------------
CASH FLOWS FROM (INCREASE)/DECREASE IN OPERATING ASSETS:
    Accounts receivable                                                 (372,344)         (3,495,522)
    Notes receivable - current portion                                   (66,527)                 --
    Notes receivable - due from officers and shareholders                710,900                  --
    Inventories                                                       (1,101,172)           (740,872)
    Prepaid expenses & other                                          (1,374,632)           (510,417)
    Notes receivable - long term                                         155,000                  --
    Deposits & other                                                     (19,765)           (200,818)
                                                                   -------------       -------------
       Net cash inflow/(outflow) from changes in
         operating assets                                             (2,068,540)         (4,947,629)
                                                                   -------------       -------------
CASH FLOWS FROM INCREASE/(DECREASE) IN OPERATING LIABILITIES:
    Accounts payable                                                   2,225,371           2,085,019
    Accrued expenses                                                     869,227           1,326,349
    Deferred income                                                      528,295             402,770
                                                                   -------------       -------------
       Net cash inflow/(outflow) from changes in operating             3,622,893           3,814,138
         liabilities                                               -------------       -------------
       Net cash inflow/(outflow) from operations                      (5,746,789)          3,732,269
                                                                   -------------       -------------
CASH FLOWS FROM (INCREASE)/DECREASE IN INVESTING ACTIVITIES:
    Acquisition of plant & equipment                                  (5,158,842)         (6,507,819)
    Patents/intangible assets                                           (162,267)            (65,393)
    Investment in Lab Tech                                                65,725            (130,725)
    Investment in marketable securities                                       --             (35,914)
    Investment in RCI                                                         --         (20,283,459)
    Goodwill from acquisition of NTC                                     222,181              69,530
    Goodwill from acquisition of RCI                                   8,000,000                  --
                                                                   -------------       -------------
       Net cash inflow/(outflow) from investing activities             2,966,797         (26,953,780)
                                                                   -------------       -------------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    NINE MONTHS ENDED SEPTEMBER 30, (CONT'D)

                                                                            1996                1995
                                                                            ----                ----
CASH FLOWS FROM INCREASE/(DECREASE) IN FINANCING ACTIVITIES:
    Bank overdraft                                                            --             (56,770)
    Minority interest                                                         --          (7,252,641)
    Notes payable - current                                            3,145,842             674,052
    Sale of common stock, net                                            435,945          29,101,901
    Treasury stock                                                      (447,858)         (4,776,638)
    Notes payable - long term                                           (875,862)                 --
    Paid-in capital                                                           --             (40,000)
    Prior period adjustment to retained earnings                          45,578              96,004
    Adjustment to retained earnings - not related to operations          448,000                  --
    Change in valuation allowance                                             --            (189,086)
                                                                   -------------       -------------
       Net cash inflow/(outflow) from financing activities             2,751,645          17,556,822
                                                                   -------------       -------------
       Net cash inflow/(outflow) from investing & financing            5,718,442          (9,396,958)
                                                                   -------------       -------------
       Net increase/(decrease) in cash & cash equivalents           $    (28,347)       $ (5,664,689)
                                                                   -------------       -------------
                                                                   -------------       -------------


         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30,1996


1.   MANAGEMENT'S REPRESENTATION:

The consolidated financial statements included herein have been prepared by the management of Incomnet, Inc. (the Company) without audit. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of September 30, 1996, and the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.

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

REVENUE RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

(1) NTC's long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using any of NTC's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received, and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. Long distance telephone service sales in the three and nine months ending September 30, 1996 totaled $21,107,008 and $61,586,218, respectively.

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30,1996


(2) NTC's marketing-related revenues are derived from programs and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for representative and certified trainer renewals, and the Company's Certified Trainer and Customer Representative programs. The Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related materials, net of estimated reserves for refunds, are booked as cash sales when the revenues are received. For the three and nine months ending September 30, 1996, marketing sales totaled $4,783,550 and $10,901,767, respectively.

(3) RCI's optical-related revenues are derived from the sale of the Company's optical lens manufacturing system and related supplies. Revenues from optical-related systems and supplies are recognized as sales at the time the products are shipped to the customer. For the three and nine month periods ending September 30, 1996, optical product sales totaled $1,440,138 and $3,846,190, respectively.

(4) The Company's network service revenues are recognized as sales as the service is delivered. Network service sales in the three and nine months ending September 30, 1996 totaled $360,587 and $1,061,621, respectively.


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

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30,1996

NET INCOME PER SHARE - Net income per common share is based on the weighted average number of common shares for 1996, and common shares and common share equivalents for 1995.

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

3.   FUNDING OF MARKETING COMMISSIONS AND DEFERRED INCOME:

The Company's subsidiary, NTC, maintains separate bank accounts for the payment of marketing commissions. Funding of these accounts is adjusted regularly to provide for management's estimates of required reserve balances. NTC estimates the total commissions owed to active independent representatives ("IR Earned Compensation") each week for all monies collected that week due to the efforts of those active independent representatives. All IR Earned Compensation is then paid to the independent representatives, when due, directly out of the separate bank account.

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30,1996


4.   NOTES PAYABLE:

Notes payable consist of the following as of September 30, 1996:

     Notes payable to founding stockholders of RCI,
     interest at 7%, due in July 1996                                $1,267,842

     Notes payable to certain stockholders of RCI,
     interest at 10%, due December 31, 1996                           1,214,622

     Revolving line of credit of RCI, interest at bank reference
     rate (approximately 10% at September 30, 1996)                     500,000

     Convertible notes payable to certain stockholders and officers
     of RCI, interest at 8%, due in December 31, 1999                   321,600

     Notes payable to bank by parent company, invested in RCI,
     interest at bank reference rate (approximately 9.75%
     at September 30, 1996)                                             696,996

     Note payable by NTC to GTE for lease of telephone equipment
     with monthly payments through December, 2002                       740,864

     Other                                                               68,464
                                                                     ----------
                 Total Notes Payable                                 $4,810,388
                                                                     ----------
                                                                     ----------

5.   NETWORK MARKETING COSTS:

During the three and nine months ending September 30, 1996, NTC's net costs to operate its network marketing program were a breakeven and $1.3 million, respectively, as summarized below (in $ millions):

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30,1996


                                              3 Months Ending   9 Months Ending
                                             September 30,1996 September 30,1996
                                             ----------------- -----------------
     Sales                                         $  4.7           $ 10.8
                                                 --------         --------
     Cost of sales                                    3.6              9.1
     Operating expenses for support services          1.1              3.0
                                                 --------         --------
               Total marketing-related costs          4.7             12.1
                                                 --------         --------
               Net marketing cost                  $  0.0           $  1.3
                                                 --------         --------
                                                 --------         --------
               % of total NTC (long distance
                & marketing) sales                    0.0%             1.8%

Marketing sales of $4.7 million and $10.8 million, during the three and nine month periods ending September 30, 1996, respectively, were generated by the sale of materials, training and support services to assist NTC independent sales representatives in selling new retail customers and enrolling other representatives in the NTC program. Beginning in January, 1996, NTC commenced reserving a portion of all marketing revenues in order to provide a fund from which to draw estimated future refunds of marketing proceeds. These reserved marketing revenues are reflected as deferred income on the Company's balance sheet and are amortized over the succeeding twelve months. The marketing-related costs include commissions paid to independent sales representatives for acquiring new retail telephone customers, as well as the cost of sales materials, salaries and wages of marketing department personnel, services required to support the independent sales representatives, and other directly identifiable support costs, but do not include residual commissions paid on continuing long distance telephone usage or the typical indirect cost allocations, such as floor-space and supporting departments. When the three and nine month marketing-related costs of $4.7 million and $12.1 million, respectively, are compared against marketing-related revenues of $4.7 million and $10.8 million for the same periods, the result is a breakeven in marketing-related activities during the three months and a net loss in marketing related activities during the nine months of $1.3 million or 0.0% and 1.8% of total NTC sales, respectively.

6.   COMPENSATION OF INDEPENDENT SALES REPRESENTATIVES:

The Company's subsidiary, NTC, compensates its independent sales representatives by an earned commission structure based upon signing up new telephone customers and based upon the telephone usage generated by those customers. In the three and nine months ending September 30, 1996, expenses associated with commissions, bonuses and overrides paid out to NTC's independent representatives were $4,994,396 and $12,286,754, respectively.

7.   COMMITMENTS AND CONTINGENCIES:

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30,1996


Litigation - The Company is a defendant in a class action matter and related lawsuits alleging securities law violations with respect to alleged false denial and non-disclosure of a Securities and Exchange Commission investigation and alleged non-disclosure of purchases and sales of the Company's stock by an affiliate of the former Chairman of the Board. Counsel for the company is unable to estimate the ultimate outcome of these matters and is unable to predict a range of potential loss. Accordingly, no amounts have been provided for the class action or related lawsuits in the accompanying financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

Overall, the Company achieved slightly negative cash flows of $28,347 during the first nine months of 1996 resulting from negative cash flows from operations ($5,746,789) which were almost entirely offset by positive cash flows from investing ($2,966,797) and from financing activities ($2,751,645) as discussed below:

CASH FLOW FROM OPERATIONS - The Company generated $5,746,789 in negative cash flow from operations during the first nine months of 1996, compared to $3,732,269 in positive cash flow from operations during the prior year's comparable period. This year-to-year decrease in cash flow from operations resulted primarily from: (1) a $12,166,902 decrease in profits adjusted for non-cash expenses, (2) a $3,123,178 increase in cash generated from the collection of accounts receivable, (3) a $140,352 increase in cash from increased use of accounts payable, (4) a $457,122 decrease in cash from a reduction in accrued expenses, (5) a $360,300 decrease in cash generated by increased investment in inventory, primarily at the company's Rapid Cast subsidiary, and (6) a $710,900 increase in cash generated from decreased investment in notes receivable due from officers and shareholders.

CASH FLOW FROM INVESTING - The Company generated positive cash flows from investing activities of $2,966,797 in the first nine months of 1996 and $26,953,780 in the first nine months of 1995. The 1996 positive cash flow resulted primarily from an $8,000,000 devaluation of the Company's investment in RCI which was partially offset by continuing investment by NTC in plant and equipment to support its continuing growth in sales. The 1995 negative cash flow resulted primarily from the Company's purchase of a 51% ownership in RCI on February 8, 1995.

CASH FLOW FROM FINANCING - Positive cash flows from financing activities totaled $2,751,645 during the first nine months of 1996 and $17,556,822 during the first nine months of 1995. The 1996 positive cash flow resulted primarily from RCI entering into various loan agreements to finance the building of infrastructure to support its anticipated future sales growth.
In September 1996, the Company also raised $365,000 from the sale of 365 shares of 2% convertible preferred stock, and raised an additional $2,075,000 in October 1996 through the placement of additional shares of 2% convertible preferred stock. The Company paid aggregate referral fees equal to approximately 5% of the capital raised from the placement of the 2% convertible preferred stock. The 1995 positive cash flow was generated by a $29,101,901 sale of common stock, which was partially offset by an outflow of $4,776,638 from the Company's purchase of treasury stock.

RESULTS OF OPERATIONS:

SALES - Third quarter, 1996 sales of $27,591,284 increased 22% over the third quarter, 1995 sales of $22,660,377. The majority of this increase was attributable to NTC's sales increase to $25,790,559 from $21,381,603 in the three months ending September 30, 1996 verses 1995, respectively. The following table summarizes the Company's sales performance by subsidiary and segment during the comparable third quarters in 1996 and 1995:


                                                             $  in millions
                                                           ------------------
  Subsidiary                   Segment                       1996      1995
------------   ---------------------------------------     --------  --------
NTC            Telephone (telecommunications services)      $  21.1   $  17.5
NTC            Telephone (marketing programs)                   4.7       3.9
RCI            Optical                                          1.4       0.9
AutoNETWORK    Network                                          0.4       0.4
                                                           --------  --------
               Total Company Sales                          $  27.6   $  22.7
                                                           --------  --------
                                                           --------  --------

COST OF SALES - Total Company cost of sales increased to $17,777,193 or 64% of sales during the quarter ending September 30, 1996 verses $15,733,118 or 69% of sales during the comparable prior year quarter. The quarter-to-quarter increase in cost of sales resulted largely from two factors. The first factor in the increasing cost of sales was the increase in carrier costs associated with increased telephone service sales by NTC. A second factor was a rapid rise in RCI costs of sales. The improvement in costs as a percent of sales was largely generated by improvements in NTC's telecommunication service gross profits resulting from: 1) lower long-distance transport costs from NTC's carriers and, 2) continuing improvements in the mix of sales in the higher profit product lines.

The following table summarizes the Company's changes in three major cost components for the third quarter:

                                                            $  in millions
                                                         --------------------
                                                          1996      1995
                                                         ---------- ---------
Commissions paid to NTC independent sales reps             $   5.0   $   4.4
Carrier costs for NTC's long distance telephone service       11.0      10.3
All other costs of sales                                       1.8       1.0
                                                         ---------  ---------
     Total Company Cost of Sales                           $  17.8   $  15.7
                                                         ---------  ---------
                                                         ---------  ---------

NTC's total commission expense increased to $4,994,396 in the third quarter of 1996 compared to $4,381,233 in the same quarter of 1995. NTC's carrier costs to deliver long distance telephone service to its telephone customers increased to $10,993,771 in the third quarter of 1996 compared to $10,331,142 in the third quarter of 1995. This increase in carrier costs reflects the year-to-year growth in telephone sales, although these costs have grown at a slower pace than sales, thus reflecting improvements in overall telephone gross profits.

The third cost component shown in the table above is "all other costs of sales" which represents: (1) NTC's costs of producing sales materials for its independent sales representatives, (2) RCI's costs of producing optical systems and ancillary goods, and (3) AutoNETWORK costs of providing communications network products and services.

GENERAL & ADMINISTRATIVE - Total general and administrative costs increased to $8,253,785 or 30% of sales in the quarter ending September 30, 1996 compared to $4,953,698 or 22% of sales in the same prior year quarter. General and administrative costs generally include the costs of employee salaries, fringe benefits, supplies, and related support costs which are required in order to provide such operating functions as customer service, billing, marketing, product development, information systems, collections of accounts receivable, and accounting.

NTC's general and administrative costs increased to 25% of sales in the third quarter of 1996 from 19% of sales in the third quarter of 1995. This increase was caused largely by: (1) increases in fees paid to local exchange carriers (LEC's) to process NTC's billing and collection of its LEC-billed long distance telephone service, and (2) increases in compensation and fringe benefits expended as NTC continues to build infrastructure to support anticipated future sales growth. RCI's general & administrative costs increased to 92% of sales in the third quarter of 1996 from 76% of sales in the third quarter of 1995, thus continuing to reflect the startup nature of its operations.

DEPRECIATION & AMORTIZATION - Total Company depreciation and amortization expense was $501,787 in the third quarter of 1996 verses $475,023 in the third quarter of 1995. This increase was caused by continuing investment by NTC in computer hardware and software, furniture and equipment, and leasehold improvements required to support its anticipated expansion in sales.

BAD DEBT EXPENSE - Total Company bad debt expense increased to $1,291,763 in the third quarter of 1996 compared to $636,166 in the same prior year quarter. The quarter-to-quarter increase in bad debt was caused primarily by increased provisioning of NTC's LEC billed receivables.

OTHER INCOME & EXPENSE - The Company's other income and expense deteriorated to net other expense of $10,051,243 in the third quarter of 1996 verses net other expense of $11,793 during the comparable prior year quarter. This $10,039,450 net deterioration was primarily caused by: (1) an $8,000,000 reserve to devalue the Company's investment in RCI, and (2) a $2,000,000 reserve at the company's headquarters for settlement costs associated with claims by officers.

ACQUISITION COSTS & EXPENSES - Acquisition costs increased to $645,572 during the third quarter of 1996 compared to $390,967 during the third quarter of 1995. This increase was primarily caused by a reclassification of RCI's patent amortization which is categorized in 1996 as an acquisition cost and was categorized in 1995 as amortization from operations. If the 1995 third quarter acquisition costs and expenses were restated to include RCI's patent amortization, the restated total Company acquisition costs and expenses would equal $593,721, thus reflecting a $51,851 increase in 1996 third quarter acquisition costs and expenses verses prior year. This increase was caused by higher costs of monthly patent amortization by RCI in 1996 than in 1995.

MINORITY INTEREST - Beginning on July 1, 1995, the Company converted from the equity method to the consolidated method of accounting for its 51% ownership in RCI. As a result, 49% (the "minority interest")of RCI's losses during the three months ending September 30, 1995 and during the three months and nine months ending September 30, 1996 has been eliminated from the Company's "Consolidated Statements of Operations" for 1996 and 1995. The increase in the minority interest elimination from $182,641 to $781,273 during the third quarters of 1995 verses 1996, respectively, reflects the same year-to-year percentage (49%) of RCI's increase in losses.

NET INCOME - Total Company net income declined to a loss of $9,262,761 or 33.6% of sales in the third quarter of 1996 as compared to net income of $564,845 or 2.5% of sales in the same quarter of 1995. The quarter-to-quarter decline in net income resulted from: (1) higher losses from RCI in 1996 caused by significantly increased operating costs incurred to build infrastructure for future potential sales growth, and (2) higher losses at the Company's headquarters which were caused by the establishment of reserves for devaluation of the Company's investment in RCI and the establishment of reserves for settlement costs.

PART II - OTHER INFORMATION


The following are cautionary statements pursuant to the Private Securities Litigation Reform Act of 1995 in order for the Company to avail itself of the "safe harbor" provisions of the Reform Act. The discussions and information in this report may contain both historical and forward-looking statements. To the extent that the report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company and its subsidiaries, please be advised that the Company's and its subsidiaries' actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increased general and administrative costs, lower sales and revenues than forecast, loss of customers, disadvantageous currency exchange rates, termination of contracts, loss of supplies, technological obsolescence of the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, including the pending class action and related lawsuits and SEC investigation, adverse publicity and news coverage, inability to carry out marketing and sales plans, challenges to the Company's patents, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this report or in other reports issued by the Company.

ITEM 1.   LEGAL PROCEEDINGS

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION:

The investigation of the Company by the SEC, which was commenced in August 1994, has not experienced any material changes from its status as described in "Item
3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1995.

The Company continues to believe that it has provided substantial documentation to the Commission that demonstrates the propriety of its business operations and that the ultimate result of the investigation will not have a material adverse effect on the Company's financial condition or results of operations.

CLASS ACTION AND RELATED LAWSUITS:

The status of the pending class action lawsuit described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1995, SANDRA GAYLES, ET AL. VS. SAM D. SCHWARTZ AND INCOMNET, INC., Case No. CV95-0399 KMW (BQRx), has not materially changed since the filing of the Form 10-K, other than a trial date in July 1997 was established. The case currently remains in the discovery phase and the parties have engaged in preliminary settlement discussions.

The status of the pending lawsuit entitled BRENT ABRAHM, ET AL. VS. INCOMNET, INC., SAM SCHWARTZ AND KALIBER MANAGEMENT CORPORATION, Civil Action No. 96-5325 RSL (AJW), has not materially changed since the filing of the Company's Form 10-K for its fiscal year ending December 31, 1995, except that it has been transferred from the Northern District of Georgia to the Central District of California, the same district court in California which is presiding over the pending class action lawsuit and the case HERBERT M. SCHWARTZ ET AL. VS. INCOMNET, INC., SAM D. SCHWARTZ AND KALIBER MANAGEMENT CORPORATION, CV 96-0776 KMW (BQRx), and Company has answered the complaint. A trial date in January 1997 has been set in the HERTBERT SCHWARTZ case. The parties in the HERBERT SCHWARTZ AND ABRAHM lawsuits are currently in the process of finalizing a settlement of the lawsuits, although there can be no assurance that the settlement will completed.

On July 22, 1996, the Company was served with a complaint in the lawsuit CHARLES STEVENS VS. SAM D. SCHWARTZ AND INCOMNET, INC., Civil Action No. 96-4906 RMT
(VAPx), filed in the United States District Court for the Central District of California, Western Division. The complaint alleges that the Company and its former Chairman, Sam D. Schwartz, violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and Section 25400 of the California Corporations Code, as a result of false and misleading statements made by defendants and undisclosed trading in the Company's stock engaged in by Mr. Schwartz and his affiliates. The claims are similar to those made in the pending class action lawsuit and are expected to be defended by the Company in the same manner. The parties are currently engaging in settlement discussions, although there can be no assurance that a settlement will be reached.

The Company has been served with a complaint in the lawsuit entitled SILVA
RUN WORLDWIDE LIMITED VS. INCOMNET, INC., SAM D. SCHWARTZ, BEAR STEARNS &
CO., INC., LESLIE SOLMONSON, RONALD F. SEALE, MARINER RESERVE FUND, COMPANIA
DI INVESTIMENTO ANTILLIANO, COUTTS & CO. AG, SALVATORE M. FRANZELLA, PETER G. EMBIRICOS, AND JOS SCHUETZ, filed in the United States District Court for the Southern District of New York. The complaint states that the plaintiff was a purchaser of the Company's stock in July 1995. The complaint alleges that the Company and its former Chairman, Sam D. Schwartz, violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and committed common law fraud, as a result of false and misleading statements made by the defendants and undisclosed trading in the Company's stock engaged in by Mr. Schwartz and his affiliate. The plaintiff also alleges that Mr. Schwartz and his affiliate owed a fiduciary duty to the plaintiff that was breached by their conduct. The complaint also alleges other causes of action against other unrelated defendants. The Company's response to the complaint is due on November 20, 1996.

SECTION 16(b) LAWSUIT:

In the pending case RICHARD MORALES VS. INCOMNET, INC. AND SAM D. SCHWARTZ, 96 Civil 0225, the Company and Sam D. Schwartz entered into a settlement agreement on June 7, 1996 for the payment of short-swing profits totalling approximately $2,128,424 plus accrued interest of approximately $180,000, based ONLY on transactions which had been reported to the Securities and Exchange Commission. The Company reserved the right to assert additional claims against Mr. Schwartz for short-swing profits resulting from undisclosed transactions in the Company's stock which may subsequently be discovered. In the settlement agreement, Mr. Schwartz represented and warranted that the transactions reported by him to the date of the settlement agreement were all of the transactions in the Company's stock engaged in by Mr. Schwartz and his affiliates. Soon after the execution of the settlement agreement and before it was submitted to the court for approval, additional unreported transactions in the Company's stock by Mr. Schwartz and his affiliates were discovered. As a result of this discovery, the Company is conducting an expanded investigation of Mr. Schwartz's trading activities. As soon as the investigation is complete, the amount of short-swing profits will be re-computed and a demand for payment of the profits plus interest will be made on Mr. Schwartz. In early July 1996, Mr. Schwartz deposited 800,000 shares of his Incomnet stock into a court-approved escrow account with the Company's New York counsel as security for his obligation to pay short-swing profits. On July 29, 1996, the Company demanded in writing the deposit of an additional 400,000 shares by Mr. Schwartz into the escrow account to secure his obligation. The Company's demand was rejected. While the Company anticipates that this lawsuit will be settled providing for the satisfaction of Mr. Schwartz's Section 16(b) liability to the Company, there is no assurance regarding if and when such a settlement will be reached.

PATENT INFRINGEMENT LAWSUIT:

The status of the pending patent infringement lawsuit involving Rapid Cast, Inc. as described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1995, has not materially changed since the filing of the Form 10-K. The case has not settled, although settlement discussions are underway. There are no assurances the case will be settled.

LEGAL ACTION AGAINST PRIOR REPRESENTATIVES:

The status of the pending lawsuit by NTC against certain of its prior representatives described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1995, has not materially changed since the filing of the Form 10-K.

CLAIMS BY PRIOR NOTEHOLDERS:

The status of the settlements of the claims by certain prior noteholders of the Company described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1995 and in "Item 1. Legal Proceedings" in the Company's Form 10-Q for the quarter ended June 30, 1996, has not materially changed, except that the Company's registration statement on Form S-3 covering the settlement shares was declared effective on October 31, 1996. The aggregate number of additional settlement shares issuable to the prior noteholders is 74,917.

POTENTIAL LAWSUITS:

There is no assurance that claims similar to those asserted in the pending class action and related lawsuits, or other claims, will not be asserted against the Company by new parties in the future. In this regard, potential plaintiffs have from time to time orally asserted claims against the Company and its prior directors. If such claims are filed as legal complaints, the Company will seek to have them consolidated with other pending lawsuits, if appropriate, or will defend them separately. From time to time, the Company is also involved in litigation arising from the ordinary course of business, the ultimate resolution of which management believes will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

Item 2 is not applicable for the three months ended September 30, 1996.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable for the three months ended September 30, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 29, 1996. At the annual meeting, the shareholders elected the following persons as directors of the Company, to serve until the next annual meeting of shareholders: Melvyn Reznick, as Chairman of the Board of Directors, Nancy Zivitz and Albert Milstein. Gerald Katell was also elected, but declined to serve. See "Item 5. Other Information - Nominated Director Declines To Serve" in this report. The shareholders also ratified the appointment of Stonefield Josephson as the Company's auditors and independent certified public accounting firm, and the adoption of the Company's Stock Option Plan for its employees, officers, directors and key consultants, as described in the Company's Proxy Statement for the 1996 Annual Meeting of the Shareholders of Incomnet, Inc., dated July 29, 1996.

ITEM 5. OTHER INFORMATION

AGREEMENT WITH NTC MANAGEMENT

In November 1996, the Company entered into an amended and restated management incentive agreement with the management of National Telephone & Communications, Inc., ("NTC"). Pursuant to the amended management incentive agreement, the Company and NTC established that the total issued and outstanding capital stock of NTC is 10 million shares, all of which is owned by the Company. The Company also agreed to spin off one million shares of NTC's issued and outstanding common stock to the Company's shareholders. The Company has filed a no action request with the Securities and Exchange Commission (SEC) to implement the spin-off. While the Company plans for the spin-off to take place in the first quarter of 1997, there is no assurance regarding the timing of the spin-off, or that the SEC will issue a no action letter in response to the Company's request. As in the original NTC management incentive agreement, dated February 7, 1996, NTC has agreed to seek a firm commitment underwriting by a reputable regional or national investment banking firm during 1997, pursuant to which it plans to sell new shares in number up to 20% of its total issued and outstanding stock at the time of the public offering, including shares sold in the public offering. The public offering of new NTC shares, if it occurs, is expected to occur subsequent to the spin-off. The Company agreed to sell a portion of its shares in the NTC public offering, if the underwriter so requires, representing up to an additional 10% (i.e. 1.25 million shares) of NTC's outstanding shares, after taking into account the public offering. There is no assurance as to when or if NTC will make a public offering of its stock, or when the spin-off will occur.

Pursuant to the amended NTC management incentive agreement, the Company agreed to the following restrictions and conditions with respect to its ownership of NTC shares: (1) The Company will not spin-off, sell, pledge, hypothecate or otherwise dispose of more than 20% of NTC's then issued and outstanding shares prior to the earlier of January 1, 1998 or the date of NTC's initial public offering; (2) the Company will not spin-off, sell, pledge, hypothecate or otherwise dispose of more than 10% of NTC's then issued and outstanding shares to any single person or entity, or affiliated persons or entities; (3) the Company will not sell more than 5% of NTC's then issued and outstanding shares without giving NTC a 30-day right of first refusal to purchase the shares on the same terms and conditions; (4) subsequent to NTC's initial public offering, the Company will not sell, pledge, hypothecate or otherwise dispose of more than one million shares of NTC in 1997 and one million shares of NTC in 1998 without the prior written consent of NTC, and (5) through December 31, 1998, the Company will coordinate with NTC and NTC will coordinate with the Company (but prior approvals are not required) regarding sales of more than five percent of NTC's then issued and outstanding shares in order to assure the maintenance of an orderly market in the public trading of NTC's stock.

The management incentive options established under the original NTC management incentive agreement were revised as follows: (1) the exercise price of the options will be the fair market value of NTC's stock on the date of grant, as appraised by an independent appraisal firm prior to NTC becoming a publicly traded corporation, and as reflected in NTC's market price after it becomes a publicly traded corporation; (2) the number of stock options available for grant to the key independent representatives is a maximum of 2,884,615, one third of which may be granted only if NTC achieves gross revenues in excess of $28 million in any calendar quarter ending prior to January 1, 1997, and the remaining two-thirds of which may only be granted if NTC achieves revenues in excess of $150 million in any calendar quarter ending prior to January 1, 1999, or if such threshold is not achieved by that date, then the following percentages of the remaining options would be available for grant upon NTC achieving the following quarterly gross revenues in any calendar quarter prior to January 1, 1999: 60% of the remaining options if $125 million in quarterly revenues are achieved, 30% of the remaining options if $100 million in quarterly revenues are achieved, and 10% of the remaining options if $75 million in quarterly revenues are achieved; (3) the number of stock options available for grant to the senior executives of NTC is a maximum of 3,846,155, 2,629,231 of which are immediately available for grant to Edward Jacobs and Jerry Ballah, and 576,924 of which are available for grant to Mr. Jacobs and Mr. Ballah if the following gross revenues are earned by NTC in any calendar quarter prior to January 1, 2000: if $100 million in quarterly revenues are earned, 192,308 stock options will be available for grant, if $125 million in quarterly revenues are earned, an additional 192,308 stock options will be available for grant, and if $180 million in quarterly revenues are earned, an additional 192,308 stock options will be available for grant; and (4) the number of options available for grant to the employees of NTC is maximum of 1,923,077, one third of which are subject to a time-in-service vesting requirement, and two-thirds of which are available for grant only if NTC achieves a total of $10 million in cumulative pre-tax profits in any four consecutive calendar quarters ending prior to January 1, 1998. No more than 25% of the shares issuable pursuant to the employee stock option plan may be granted to persons who are eligible to receive options under the key independent representatives or senior executive plans.

Under the amended NTC management incentive agreement, the Company has agreed that NTC will have a Board of Directors comprised of at least four independent outside directors (to be selected prior to NTC's initial public offering, with two nominated by the Company and two nominated by NTC), and three management directors. The independent directors may not be affiliated with the Company or NTC. To the extent feasible, the independent directors will consist of a former state attorney general, a former commissioner or high ranking staff member of the Federal Communications Commission or Federal Trade Commission, a former high ranking executive of a major telephone, cable or related company, and a person with investment banking or comparable service.

After the four independent outside directors are selected, the Company has agreed that none of its officers or directors will be directors of NTC. Until the four independent directors are appointed to the NTC Board of Directors, the Company has agreed to vote its shares for the current NTC Board, plus one key independent sales representative of NTC, and an experienced current or former chief executive officer of a recognized financial rating company. After the independent directors have been selected, the Company has agreed to vote its NTC shares for management's slate of nominees.

As part of the new NTC management incentive agreement, NTC has agreed to make $2.2 million in cash distributions to the Company in monthly installments through November 30, 1997, one million dollars of which have been distributed as of November 12, 1996. NTC's covenant to make the cash distributions is subject to its financial capability.

SETTLEMENT AGREEMENT WITH NTC DIRECTORS:

In November 1996, the Company reached settlement agreements with Edward Jacobs and Jerry Ballah, each an officer and director of NTC. Mr. Jacobs and Mr. Ballah agreed to release the Company and its officers and directors from all claims they may have as a result of the exercise of their warrants in the Company in July 1995 at the request of Sam D. Schwartz, the Company's former President, and other claims they may have against the Company and its affiliates, including any claims Mr. Jacobs may have with respect to his employment agreement with the Company. Mr. Jacobs and Mr. Ballah assigned their alleged claims against Mr. Schwartz to the Company. In consideration for the release and assignment of claims, the Company agreed to assume an aggregate of approximately $1,012,000 plus interest of the loans owed by Mr. Jacobs and Mr. Ballah to NTC, which they incurred in connection with the exercise of their warrants in the Company in July 1995, and to pay an aggregate of approximately $988,000 in cash to Mr. Jacobs and Mr. Ballah (i.e. a total settlement not to exceed $2,000,000 in loan assumptions and cash), payable on or before January 1998, to cover Mr. Jacobs' and Mr. Ballah's federal and state tax liabilities resulting from the loan assumptions by the Company. The Company and NTC have agreed that the assumed loans would be written off as intercompany items. The settlement agreements between the Company, Ed Jacobs and Jerry Ballah include mutual general releases.

LOAN TO COMPANY BY MELVYN REZNICK:

Melvyn Reznick's loans to the Company, as described in the Company's Proxy Statement for the 1996 Annual Meeting of the Shareholders of Incomnet, Inc., dated July 29, 1996, have been repaid in full by the Company.

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

LOAN TO ROBERT AND NANCY ZIVITZ:

On November 5, 1996, the Company loaned $265,000 to Robert and Nancy Zivitz for a period of 90 days, at an interest rate of 10% per annum. Nancy Zivitz is a member of the Company's Board of Directors. The loan was approved by a vote of the Company's Board of Directors on October 11, 1996 and is secured by 200,000 shares of the Company's stock held in the name of Robert Zivitz.

ISSUANCE OF 2% CONVERTIBLE PREFERRED STOCK

In September 1996, the Company issued 365 shares of Series A 2% Convertible Preferred Stock to raise $365,000, and in October 1996, the Company issued 2,075 additional shares of Series A 2% Convertible Preferred Stock to raise $2,075,000 in additional capital, less referral fees equal to approximately 5% of the capital raised. The basic terms and conditions of the Series A 2% Convertible Preferred Stock are as follows:

VOTING. The Series A 2% Convertible Preferred Stock does not have voting rights.

DIVIDEND. The Series A 2% Convertible Preferred Stock has a cumulative noncompounded annual dividend of 2% payable in cash or stock at the Company's option upon conversion of the Preferred Stock into Common Stock, and prior to the payment of any dividends on the Common Stock.

LIQUIDATION PREFERENCE. The Series A 2% Convertible Preferred Stock has a liquidation preference of $1,000 per share plus all cumulative unpaid dividends, whether or not declared by the Company's Board of Directors. Upon any liquidation or change of control of the Company (i.e. transfer of more than 50% of its voting stock), the Preferred Stockholders are entitled to the first priority in payment from the Company's assets, before any payments are made on the Company's Common Stock, until the liquidation preference is paid in full.

CONVERSION. The Preferred Stockholders may convert each share of Series A 2% Convertible Preferred Stock into the number of shares of the Company's Common Stock calculated as follows, at any time upon the earlier of (i) 90 days after the issuance of the Preferred Stock, or (ii) 60 days after the shares of Common Stock underlying the Preferred Stock are registered with the Securities and Exchange Commission. The conversion price (the "Conversion Price") for each share of Series A 2% Convertible Preferred Stock is equal to the lesser of (a) 80% of the average bid price for the Company's Common Stock on the public trading market for the five trading days immediately preceding the conversion date, as specified by the Preferred Stockholder, or (b) the bid price of the Company's Common Stock on the funding date (i.e. the issuance date of the Preferred Stock). To calculate the number of shares of Common Stock issuable upon the conversion of the Preferred Stock, the Conversion Price is multiplied by a ratio, the numerator of which is the sum of 1,000 and the accrued but unpaid dividends, and the denominator of which is the Conversion Price. If for any reason a registration statement covering the shares of Common Stock issuable upon the conversion of the Preferred Stock is not in effect with the Securities and Exchange Commission at the time of a valid conversion by a Preferred Stockholder, then the Conversion Price is reduced by 3% per month for each of the first three months that the effectiveness of the registration is late. The Company has the right to cause a conversion of the Preferred Stock into Common Stock on the same terms at any time after one year after the Preferred Stock is issued.

REDEMPTION. The Company has the right to redeem the Preferred Stock for its issuance price plus cumulative unpaid dividends if the Company's stock trades at a price which averages $2.00 per share or less for any period of five consecutive trading days after the Preferred Stock is issued.

REGISTRATION RIGHTS. Pursuant to a Registration Rights Agreement entered into by the Company with each purchaser of the Series A 2% Convertible Preferred Stock, the Company is obligated to file a registration statement with the Securities and Exchange Commission covering the shares of Common Stock underlying the Preferred Stock within 30 days after the Preferred Stock is issued, and to have the registration statement declared effective within 75 days after it is filed.

ANTIDILUTION PROVISION. The Certificate of Determination for the Series A 2% Convertible Preferred Stock contains comprehensive provisions for adjustments to the Conversion Price and the conversion ratio of the Preferred Stock in the event of stock dividends, asset distributions, reorganizations, recapitalizations, mergers, stock splits or similar transactions by the Company, in order to protect the Preferred Stock from dilution as a result of such transactions.

RESTRICTIVE COVENANTS. During the first 90 days after the Series A 2% Convertible Preferred Stock is issued, the Company is not permitted to issue any other securities, except in limited circumstances, including pursuant to the exercise of outstanding options or warrants or pursuant to existing settlement agreements, without first notifying the Preferred Stockholders and giving them a right of first refusal to purchase the securities themselves. While the Series A 2% Convertible Preferred Stock is outstanding or until it is converted into Common Stock, the Company is not permitted to engage in certain transactions, such as the redemption or purchase of its own Common Stock (except in connection with the collection of Section 16(b) short-swing profits), without the prior consent of the Preferred Stockholders. Furthermore, the Company cannot take any action which would modify the rights of the Preferred Stockholders under the Certificate of Determination without the prior consent of the Preferred Stockholder being affected by the modification.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS:

Exhibits designated by the symbol * are filed with this Quarterly Report on Form 10-Q. All exhibits not so designated are incorporated by reference to a prior filing as indicated.


EXHIBIT NO.                        DESCRIPTION

There are no exhibits for the three months ended September 30, 1996.


REPORTS ON FORM 8-K, FILED IN 1996

20.1 Report on Form 8-K - Resignation of Director, dated July 29, 1996 and filed on August 8, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INCOMNET, INC.



Date:     November 14, 1996                  /s/ Melvyn Reznick
                                             ------------------
                                             Melvyn Reznick
                                             President & CEO


Date:     November 14, 1996                  /s/ Richard A. Marting
                                             ----------------------
                                             Richard A. Marting
                                             Vice President (NTC)