Form 10-K/A
period 1995-12-31
INCOMNET INC
filed 1997-01-27
CIK 353356

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A

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

SECURITIES     REGISTERED     PURSUANT     TO     SECTION     12(b)    OF    THE
ACT:................................None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:........Common Stock,
No Par Value



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

Aggregate market value of voting common stock held by non-
affiliates of the registrant (based upon the average of the
closing bid and ask prices of $5 3/8 and $5 5/8  respectively,
as reported by the NASDAQ System on March 27, 1996)                  $55,939,956

Number of shares of registrant's common stock outstanding as of
March                                   27,                                 1996
 ...........................................................13,224,024

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's proxy statements relating to registrant's 1996 annual meeting of shareholders have been incorporated by reference into Part III hereof.

                                  TABLE OF CONTENTS

PART I                                                                    PAGE
                                                                          ----
    ITEM 1 - BUSINESS
         General                                                          5
              Telephone Services                                          5
              Optical Systems                                             5
              Network Products and Services                               5
         National Telephone & Communications, Inc. (NTC)                  6
              Products                                                    6
              Network Marketing Program                                   6
              Disclosure of Independent Representative Organizations
                   Related to NTC Executives                              7
              Pager Agreement                                             7
              Wiltel Contract                                             8
              Management Incentive Agreement                              8
         Acquisition of Rapid Cast, Inc. (RCI)                            9
              Acquisition                                                 9
              Financing of Acquisition                                    10
              Registration Rights                                         11
              Right to Designate Directors                                11
              Certain Transactions                                        11
              Agreement with Martin Price                                 12
         Rapid Cast, Inc. (RCI)                                           12
              General                                                     12
              The Optical Marketplace                                     12
              The Production and Dispensing of Prescription
                   Eyeglass Lenses                                        13
              The Rapid Cast LenSystem                                    15
              Technical Overview of the Rapid Cast LenSystem              15
              Marketing and Pricing Strategy                              16
              Manufacturing Strategy                                      17
              Research and Development Strategy                           17
              Maintenance, Warranty and Insurance                         17
              Competition                                                 17
              Patents and Proprietary Rights                              18
              Governmental Regulation                                     19
              Acquisition of LabTech, Inc.                                19
              Nonissuer Sales of Stock Pursuant to Regulation S           20
         Agreement with Price International, Inc.                         20
         Network Services                                                 21
         Employees, Officers and Directors                                21
              Employees                                                   21
              Officers                                                    22
              Reconstitution of Board of Directors                        22

                                                                          PAGE
                                                                          ----

    ITEM 2 - PROPERTIES                                                   23
    ITEM 3 - LEGAL PROCEEDINGS                                            24
         Securities & Exchange Commission Investigation                   24
         Class Action and Related Lawsuits                                24
         Section 16 (b) Lawsuit                                           25
         Patent Infringement Lawsuit                                      26
         Legal Action Against Prior Representatives                       26
         Claims by Prior Noteholders                                      27
         Potential Lawsuits                                               27
    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          28

PART II
    ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS                                         29

         Market Information                                               29
         Dividends                                                        30
    ITEM 6 - SELECTED FINANCIAL DATA                                      30
         Statements of Operations Data                                    30
         Balance Sheet Data                                               31
    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                         31
         Liquidity and Capital Resources                                  31
         Results of Operations - 1995 Compared to 1994                    33
         Results of Operations - 1994 Compared to 1993                    35
    ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  36

PART III
    ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS OF THE REGISTRANT                                   37
    ITEM 11 - EXECUTIVE COMPENSATION                                      37
    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                              37
    ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              37

PART IV
    ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K                                                    38
         Index to Financial Statements                                    38
         Index to Exhibits                                                39
         Report of Independent Auditors                                   41
         Consolidated Balance Sheets                                      42

                                                                           PAGE
                                                                           ----

         Consolidated Statements of Operations                            44
         Consolidated Statements of Shareholders' Equity                  45
         Consolidated Statements of Cash Flows                            46
         Notes to Consolidated Financial Statements                       48
              Note 1 - Summary of Significant Accounting Policies         48
              Note 2 - Funding of Marketing Commissions and
                        Deferred Income                                   49
              Note 3 - Related Party Transactions                         50
              Note 4 - Notes Payable                                      50
              Note 5 - Deferred Tax Liability                             51
              Note 6 - Shareholders' Equity                               52
              Note 7 - Commitments and Contingencies                      55
              Note 8 - Network Marketing Costs                            57
              Note 9 - Segment Information                                57
              Note 10 - Gain on Settlement with Creditors                 59
              Note 11 - Acquisition of Rapid Cast, Inc.                   59
              Note 12 - Fourth Quarter Adjustments                        59
         Schedule II - Valuation and Qualifying Accounts                  60
         Exhibit 21 - Subsidiaries of the Registrant                      62

                                        PART I

ITEM 1.  BUSINESS

GENERAL:

Incomnet, Inc. (the "Company") was incorporated under the laws of the State of California on January 31, 1974. The Company is engaged in the following businesses:

    TELEPHONE SERVICES- The Company, through its wholly-owned subsidiary, National Telephone & Communications,-Registered Trademark- Inc. (NTC), markets long distance telecommunications services to commercial and residential customers in the United States. Service is provided by procuring long distance telecommunications transmission services from long distance communication carriers at high volume wholesale rates and reselling those services at retail rates. NTC uses a network marketing program of independent representatives to sell its telecommunications-related services to retail customers. NTC does not sign up telephone customers directly. The growth in NTC's telecommunications-related revenues is directly tied to its network marketing program. NTC's independent representatives typically pay an annual fee in order to purchase materials, training and/or annual services from NTC to assist them in selling new retail customers and enrolling other representatives in the NTC program. NTC pays the independent representatives a residual monthly commission on the telecommunications revenue. In addition, the network marketing program pays various bonuses and overrides when and if representatives obtain a minimum number of new telephone customers within a specific 30 to 60 day period. This program has been designed to bring NTC new retail telephone customers even if little or no growth occurs in the marketing program revenues. The new telecommunications revenues generally lag the new marketing program revenues by one to three months. Sales from this segment accounted for 96% of the Company's total 1995 sales.

    OPTICAL SYSTEMS- The Company, through its 51%-owned subsidiary Rapid Cast, Inc. (RCI), acquired in February 1995 (see "Acquisition of Rapid Cast, Inc."), manufactures and markets the FastCast-TM- LenSystem that allows retail optical stores and wholesale optical lens manufacturing laboratories to produce single vision, flat-top bifocal and progressive bifocal lenses on demand, in approximately 30 minutes. The FastCast-TM- LenSystem uses a series of high-accuracy prescription glass molds that are filled with a proprietary liquid monomer (plastic). When exposed to ultraviolet light within the system's curing chamber, the monomer undergoes a chemical reaction that rapidly "cures" or hardens the lens. Sales from this segment accounted for 2.3% of the Company's total 1995 sales. Rapid Cast's operating results are included in the accompanying financial statements.

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

NETWORK MARKETING PROGRAM - NTC markets its products on a nationwide basis through a multi-level, network marketing program of independent sales representatives. NTC authorizes and trains the independent representatives to resell its services to residential and small business customers, and allows the individual representatives to build up their own "downline" sales force of other independent representatives. NTC currently has in excess of 40,000 independent representatives in its network marketing program. Once an independent representative has signed up a long distance telephone customer on one or more of NTC's services/products, the customer becomes an NTC customer. NTC takes over the servicing and billing of the customer as well as the collection of monies owed by the customer for the use of the NTC telephone services/products . NTC pays each independent representative a commission on the telephone usage monies collected from those retail telephone customers who are directly signed up by that representative. NTC also pays override commissions to each independent representative on the monies collected from those telephone customers signed up by the representative's downline as well as a bonus percentage of all telephone monies collected by NTC from the retail telephone customers collectively signed up by all independent representatives, if certain minimums of retail telephone business are personally achieved by the representative. In addition, NTC pays sales bonuses to independent representatives for assisting other representatives to obtain certain minimums of new retail long distance telephone business. NTC does not pay any monies to independent representatives simply for recruiting other representatives into NTC's network marketing program. NTC generally maintains communications with its independent representatives through (1) NTC's proprietary communications systems, (2) NTC's internal personnel dedicated to the support of the independent representatives, (3) various NTC manuals, newsletters and other publications that are periodically and continually sent to the independent representatives, (4) NTC's network of senior independent representatives, and
(5) various training programs offered by NTC and its senior independent representatives throughout the United States.

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

In addition, NTC's current policy requires full disclosure by all senior NTC officers/executives of any NTC downline organizations headed by an immediate family member of such senior officer/executive as well as disclosure of the personal involvement of an immediate family member in the sale of NTC's long distance telephone services to retail customers ("Immediate Family Customers/Downlines"). To the best of the Company's knowledge, none of NTC's senior officers/executives have Immediate Family Customers/Downlines with the exception of Jerry Ballah. Mr. Ballah has previously disclosed the existence of Immediate Family Customers/Downlines, at the time each such customer base and/or downline was being initiated by the specific family member, for his mother and his two sons. In addition, although not required by NTC's current policy, Mr. Ballah voluntarily disclosed, at the time each such customer base and/or downline was being initiated, that certain members of the immediate family of Mr. Ballah's fiance have Immediate Family Customers/Downlines. It is NTC's policy to periodically have the activities and income of such Immediate Family Customers/Downline reviewed by an NTC company committee headed by NTC's President and CEO (and from which the related senior officer/executive is excluded) for the purpose of determining that all of NTC's policies and procedures are being strictly followed.

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

ACQUISITION OF RAPID CAST, INC. (RCI):

ACQUISITION - On February 8, 1995, the Company acquired 10,200,000 shares representing approximately 51% of the outstanding common stock of Rapid Cast, Inc. ("RCI"), a private corporation headquartered in Louisville, Kentucky, for $15,000,000 cash paid to RCI, 750,000 shares of the Company's common stock issued to RCI's current stockholders ("Founding Stockholders"). The purchase agreement also originally provided that an additional 750,000 shares of the Company's common stock could be earned by RCI's Founding Stockholders based upon the earnings of RCI during its first four full fiscal quarters. On June 30, 1995 the Company's purchase agreement for RCI was amended to provide for the immediate issuance of 600,000 shares of the Company's common stock to the Founding Shareholders in lieu of their right to potentially earn up to 750,000 shares. See "Acquisition of Rapid Cast, Inc.- Certain Transactions." As part of the acquisition, the Company agreed that after the end of the fiscal quarter in which RCI achieves cumulative pre-tax earnings of $1,250,000, provided such earnings are achieved during the first four quarters after the acquisition, it will spin off ("Spin Off") RCI as a public company by registering RCI's shares with the Securities and Exchange Commission and by providing to the Company's shareholders a dividend of a minimum of 25% of the common stock of RCI now owned by the Company. In such event, RCI agreed to take all reasonable steps in order to permit public trading of the Spin Off shares. RCI did not achieve the cumulative pre-tax earnings threshold in its first three fiscal quarters after the acquisition, and the Company is therefore not obligated to implement the Spin-Off.

RCI has used about $14,000,000 of the funds it received to acquire all of the outstanding capital stock of Q2100, Inc. ("Q2100"), a company that owns a proprietary technology for manufacturing single focal, bifocal, and progressive eyeglass lenses ("LenSystem"), as well as 15 fully assembled and 66 partially assembled production line machines which incorporate this technology and which are suitable for installation in retail optical stores. The system is named the FastCast-TM- LenSystem. Q2100 was previously owned by Pearle, Inc. ("Pearle"), which entered into a stock purchase agreement on October 28, 1994 for the sale of 100% of Q2100 to RCI.

The purchase price payable by RCI under the stock purchase agreement with Pearle was $15,000,000 in cash (less certain expenses), of which $1,000,000 was paid by RCI on October 28, 1994 as a deposit, and the balance of $14,000,000 was paid on the closing of the acquisition on February 8, 1995 from the proceeds of its stock issuance to the Company. As part of the agreement, Pearle has assumed or discharged all liabilities of Q2100 prior to the acquisition closing. As part of the agreement, RCI has also agreed that after the acquisition it will make the technology available to Pearle and its affiliates on a most favored nation basis, which means that RCI will provide systems and supplies to Pearle at the lowest price at which it will sell its products and services. RCI used the remaining $1,000,000 from the issuance of its stock to the Company to fund its operations.

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

On June 30, 1995, Units representing $9,350,000 of the Notes were converted at a rate of $10 per share into 935,000 shares of the Company's common stock. An additional $150,000 of the Notes were converted at the rate of $10 per share into 15,000 shares of the Company's common stock in July 1995. In January
1995, the remaining Note for $500,000 was repaid in full. The Company is obligated to register the shares of its common stock issued upon the conversion of the Notes which were not otherwise sold in 1995 by those shareholders in transactions under Regulation S. See Item 1 - Business, "Rapid Cast, Inc.", "Nonissuer Sales of Stock Pursuant to Regulation S." The Company is in the process of registering under the Securities Act of 1933, as amended, the remaining shares held by the original Noteholders. In addition, in order to settle potential claims by certain of those shareholders and the one Noteholder who did not convert his Note into shares, which could have been asserted because of the Company's failure to register the underlying shares in 1995, the Company agreed to (i) issue and register 31,000 additional shares of common stock and convey a Warrant to purchase 5,000 shares of RCI common stock to the Noteholder who did not convert his shares, (ii) issue sufficient additional shares to said prior Noteholder, if necessary, to ensure that on the effective date of the registration of these shares, the prior Noteholder has $155,000 worth of the Company's common stock, including the 31,000 shares, based on the average closing market price of the Company's stock on the five trading days immediately following the effective date of the registration statement, and (iii) to issue to the holders of 32,500 shares who did convert their Notes, sufficient additional shares of the Company's common stock, if necessary, to ensure that they have an aggregate of $390,000 worth of the Company's stock on the effective date of the registration statement, based on the average closing market price of the Company's stock on the five trading days immediately preceding the effective date of the registration statement. See "Item 3. Legal Proceedings - Claims By Prior Noteholders."

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

CERTAIN TRANSACTIONS - The current stockholders of RCI (the "Founding Stockholders") other than the Company, consist, among others, of persons related to Broad Capital Associates, Inc. (the "Broad Group") who own 3,266,666 shares of RCI common stock, and Larry Joel, Robert Cohen and persons related to them (the "CRJ Group") who own 6,533,334 of RCI common stock. The Founding Stockholders acquired these shares at a purchase price of approximately $.03 per share. The Founding Stockholders and their affiliates as of December 31, 1995 loaned approximately $1,463,334 to RCI, which amounts, together with any additional loans which are thereafter made by them, will be payable July 31, 1996, together with interest at 7% per annum. RCI may determine to prepay this indebtedness, whether from the proceeds of the placement of the Units or otherwise.

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

AGREEMENT WITH MARTIN PRICE. On August 31, 1995, RCI entered into an agreement with Martin Price pursuant to which it issued 250,000 shares of RCI common stock and paid $150,000 to Mr. Price ($100,000 in cash and $50,000 pursuant to a note) in consideration for the cancellation of a net profits interest in RCI's business which Mr. Price previously owned. Accordingly, RCI currently has 20,250,000 shares of common stock issued and outstanding.

RAPID CAST, INC. (RCI):

GENERAL. RCI is a Delaware corporation formed in February 1994 which acquired 100% of the outstanding capital stock of Q2100, Inc. ("Q2100") from Pearle, Inc., an unaffiliated subsidiary of Grand Metropolitan, Ltd., a United Kingdom conglomerate. Q2100 owns certain domestic and foreign patents and patent applications relating to a new technology, commonly known as Thick Film Radiation Cured Polymer Technology (the "Technology"), which enables retail optical stores and wholesale optical lens manufacturing laboratories to produce many prescription ophthalmic lenses on site at a cost generally lower than if they were purchased from third party manufacturers or distributors. RCI is marketing the Technology under the name Fast Cast-TM- LenSystem.

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

MANUFACTURING STRATEGY. RCI currently does not have the facilities or the experience to manufacture the components of the LenSystem and has no plans to develop its own manufacturing capabilities. RCI currently intends to have such components manufactured through subcontractors. In this regard, RCI will not be able to directly control the cost of components or the reliability of the quality and timing of deliveries.

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

PATENTS AND PROPRIETARY RIGHTS. In February 1995 RCI acquired all of the capital stock of Q2100 and thus all of Q2100's issued patents and patent applications that relate to the Technology. RCI is not aware that any party, in the United States or elsewhere, has challenged the validity or enforceability of the issued patents relating to the Technology, other than the patent dispute with Ronald D. Blum O.D. See "Item 3. Legal Proceedings - Patent Infringement Lawsuit."

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

RCI was advised by the previous owner of Q2100 that it believes that Q2100 owns the trademark "Fast Cast." RCI may use the Fast Cast mark, "OMB-91," "Rapidcast," or "LenSystem." None of these marks have been federally registered. A prior user of one of these marks could successfully challenge RCI's ownership or use of the mark.

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

ACQUISITION OF LABTECH, INC. - In September 1995, RCI acquired the assets of LabTech, Inc. for $75,000 in cash, a three year interest bearing note for $50,000, and a royalty on future sales using LabTech's technology. The $50,000 Note was paid in full in December, 1995. The LabTech assets include proprietary technology which accelerates the photochromatic process of tinting lenses in response to changes in light. RCI intends to incorporate this technology into its lens and monomer manufacturing system.

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

AGREEMENT WITH PRICE INTERNATIONAL, INC.:

On October 27, 1994, the Company entered into an exclusive agreement with Price International, Inc. ("PRI") of Boca Raton, FL, to provide production, management and marketing services for sports-oriented private label and collectible telephone calling cards. PRI's parent corporation, Price International Ltd. of Toronto, Ontario, Canada has a license with the National Hockey League Players' Association (NHLPA) to provide telephone calling cards of NHLPA players. The Company has already produced and is marketing the first edition of cards under the agreement and is actively working on additional editions. Under the terms of the agreement, PRI has received a warrant that expires on December 31, 1997 to purchase 100,000 shares of the Company's common stock at $11.25 per share under the following terms: (i) 25,000 shares were vested on the day the agreement was effective, and (ii) 75,000 shares can be vested based upon a performance requirement in which one share will be vested for every $10 in pre-tax profits earned by the Company from products issued under the agreement during any continuous four audited quarterly periods, up to a maximum of 75,000 shares.

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

The Company's subsidiary, NTC, currently occupies 70,281 square feet of office space at three sites in Irvine, California which are covered by several lease agreements. Two of these leases are short-term agreements for satellite facilities which will terminate during 1996. NTC is presently nearing completion of negotiations to extend the lease on its headquarters buildings at 2801 Main Street , Irvine, California through June, 2004. Currently, lease payments for the three sites total $59,577 per month. According to the terms of existing leases and the proposed lease extension, NTC would be obligated to pay monthly lease payments averaging $48,912 during 1996, and $49,269 during 1997, with subsequent monthly lease payments increasing by $1,000 to $2,000 each year, reaching average lease payments of $63,957 during 2004.

The Company's subsidiary, Rapid Cast, has entered into a lease on approximately 12,250 square feet of office, research and development space for its facilities in Louisville, Kentucky, expiring on May 30, 2000. RCI is obligated to make lease payments at the rate of $8,167 per month through December 31, 1997, $8,322 per month in 1998, and $8,433 per month from January 1999 through May 2000. RCI also leases approximately 1,700 square feet of office space in East Rockaway, New York, from an affiliated party on a month-to-month basis for $2,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION:

On August 9, 1994, the Company was notified by the Pacific Regional Office of the Securities and Exchange Commission that the Commission had initiated an informal investigation of the Company and its subsidiary, NTC. The inquiry is fact-finding in nature. In September 1994, the order was changed to a "formal order of private, nonpublic investigation." The Commission stated in its correspondence to the Company that the investigation "should not be construed as an adverse reflection on any person, entity or security, or as an indication by the Commission or its staff that any violation of law has occurred." The Company believes that the investigation was prompted by erroneous reports in the press in June 1994 that the Company's NTC subsidiary was engaged in unethical business practices associated with its marketing program. In August 1994, the Company voluntarily and promptly supplied copious and substantial copies of its books and records to the Commission, and the Company's present and prior independent certified public accounting firms submitted their working papers. The Commission has taken investigative testimony from several current and former officers and directors of the Company and NTC. The Company has responded promptly to all requests for information from the Commission.

The Company believes that it has provided substantial documentation to the Commission that verifies the propriety of its business operations and believes that the ultimate result of the fact-finding investigation will not have a material adverse effect on the Company's financial condition or results of operations.

CLASS ACTION AND RELATED LAWSUITS:

On October 17, 1995, the Company was served with an amended complaint in the class action lawsuit entitled SANDRA GAYLES; THOMAS COMISKEY, AS TRUSTEE FBO THOMAS COMISKEY, IRA; CHARLES KOWAL; ARTHUR KALTER; MATTHEW G. HYDE; ARTHUR WIRTH; AND ISABEL SPERBER, VS. SAM D. SCHWARTZ AND INCOMNET, INC., Case No. CV95-0399 AWT (BQRx), filed in the United States District Court for the Central District of California, Western Division, which was originally filed in January 1995. The amended complaint retains the claim alleging that the Company violated Sections (10)b and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, because it did not disclose and falsely denied the existence of the non-public investigation of the Company commenced by the Securities and Exchange Commission in August 1994. The complaint adds claims that the Company and its former Chairman, Sam D. Schwartz, violated Sections 10, 16(a), 20(a) and 23(a) of the Exchange Act, and Section 25400 of the California Corporations Code, because they did not disclose until August 1995 purchases and sales of the Company's stock made in the open market by an affiliate of Mr. Schwartz between September 1994 and August 1995. The amended complaint seeks (i) certification of the class, (ii) compensatory damages, (iii) damages pursuant to Section 25500 of the California Corporations Code, (iv) interest and attorneys' fees and costs, and
(v) other extraordinary, equitable and injunctive relief as may be appropriate. The Company believes that the prior President's purchases and sales were made in substantial compliance with Rule 10b-18 promulgated under Section 10(b) of the Exchange Act. On January 11, 1996, the case was certified as a class action pursuant to the parties' stipulation. The Company has answered the complaint and the lawsuit is currently in the discovery phase.

In October 1995, the Company was served with a civil lawsuit entitled HERBERT M. SCHWARTZ ET AL. V. INCOMNET, INC., SAM D. SCHWARTZ AND KALIBER MANAGEMENT CORPORATION, CV 96-0776 LGB (SHX), now pending in the United States District Court, Central District of California. The case was originally filed in the Northern District of Georgia, but the Company successfully moved to transfer it to the Central District of California, the situs of the class action. In February 1996, the Company was served with an additional lawsuit entitled BRENT ABRAHM, ET AL, V. INCOMNET, INC., SAM D. SCHWARTZ AND KALIBER MANAGEMENT CORPORATION, Civil Action No. 1-96-CV-0051-CC pending in the United States District Court, Northern District of Georgia.

These two lawsuits were filed against the Company, its former Chairman and his affiliate by current and prior shareholders of the Company and both allege claims under federal and state law pertaining to misrepresentations, omissions to disclose material facts and undisclosed insider trading which adversely affected the market price for the Company's securities. The complaints allege that the plaintiffs suffered losses in the market value of their stock as a result of the alleged violations. The Company's motion to strike two of the plaintiffs' claims is pending in the HERBERT SCHWARTZ case. The Company is also seeking to have the ABRAHM case transferred to the same California court and consolidated with the HERBERT SCHWARTZ case which is in the initial stages of discovery. The Company intends to vigorously defend against these lawsuits.

SECTION 16(b) LAWSUIT:

In January 1996, the Company was served with a derivative shareholders lawsuit entitled RICHARD MORALES VS. INCOMNET, INC. AND SAM D. SCHWARTZ, 96 Civil 0225 in the United States District Court for the Southern District of New York, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, and demanding that the Company assert claims against Mr. Schwartz for the payment of short-swing profits plus interest. Mr. Schwartz has retained separate counsel for this action. Plaintiff's Fourth Amended Complaint alleges, short-swing profits to be approximately $2,128,000. The Company's latest calculations indicate short-swing profits of approximately $2,074,000. The Company is currently reviewing the plaintiff's calculation to determine the reason for the difference, and has forwarded the information to Mr. Schwartz's counsel. The plaintiff also asserts that the 250,000 stock options tendered by Mr. Schwartz on August 20, 1995 and September 1, 1995 as payment of the short-swing profits should be accorded no value because of alleged manipulative and undisclosed trading in the Company's stock by Mr. Schwartz and his affiliate. The parties have not yet agreed on the value of the tendered stock options. The Company's time to respond to the complaint has been extended until early April 1996 while settlement discussions proceed. Mr. Schwartz has not yet answered the complaint. The Company intends to attempt to settle this action and to collect the unpaid amount of the short-swing profits plus interest from Mr. Schwartz. There is no assurance regarding whether a settlement will be reached, whether the short-swing profits plus interest will be collected, the timing of a settlement or collection, or the amount of legal costs which may be incurred in connection with the lawsuit. See "Item 1. Employees - Severance Agreement with Sam D. Schwartz."

PATENT INFRINGEMENT LAWSUIT:

In July 1995 Rapid Cast, Inc. was served with a lawsuit entitled RONALD D. BLUM, O.D. VS. RAPID CAST, INC., Case No. 95-CV5113, filed in the United States District Court in the Southern District of New York. The complaint alleges that Rapid Cast, Inc. has infringed on the plaintiff's patent for curing plastic lenses by virtue of employing its technology in the FastCast-TM- LenSystem. On July 28, 1995, Rapid Cast, Inc. filed an Answer and Counterclaim for Declaratory Judgment denying the plaintiff's allegations, asserting that the FastCast-TM-LenSystem does not infringe on the plaintiff's patent, alleging that claims in the plaintiff's patent are invalid and unenforceable, and requesting that plaintiff be enjoined from threatening or commencing any litigation against Rapid Cast, Inc. or any of it suppliers, customers or prospective customers.
The litigation is
presently in the discovery phase. The parties are also actively engaged in settlement discussions. There is no assurance that a final settlement agreement will be made.

LEGAL ACTION AGAINST PRIOR REPRESENTATIVES:

On July 28, 1994, NTC filed a lawsuit against six prior independent marketing representatives who terminated their relationship with NTC on March 31, 1994. The lawsuit alleges that the defendants breached their agreements with NTC after terminating their representative status by (i) soliciting NTC's customers to leave NTC and sign up with a competitor, (ii) soliciting NTC's other independent marketing representatives to leave NTC and work for a competitor, (iii) misappropriating and failing to return the NTC customer and independent sales representative lists, (iv) disclosing NTC's customers, representatives and other trade secrets to a competitor and (v) willfully and maliciously conspiring to injure NTC's business in order to improve their own business. The causes of action against the defendants are breach of contract, misappropriation of trade secrets and intentional interference with NTC's economic relationships. NTC sought injunctive relief and is seeking monetary damages of at least $500,000, as well as punitive damages in an unspecified amount. On August 31, 1994, the court awarded NTC a temporary injunction against the defendants, enjoining them from disclosing or utilizing any of NTC's trade secrets, including its list of customers and independent sales representatives. A permanent injunction was subsequently denied by the court on the basis that NTC had failed to demonstrate irreparable harm. All of the defendants were located in Northern California. The Company believes that as a result of the defendants' wrongful actions, NTC lost independent marketing representatives in Northern California and retail customers. While these actions slowed the growth rate of NTC's customers and marketing representatives in the spring of 1994, growth is continuing. The rate at which NTC is signing new representatives, especially from other parts of the United States, is also increasing, which may result in an increased rate of growth in the customer base in the future. On August 30, 1994, the defendants filed a cross-complaint against NTC and the Company, claiming that NTC failed to meet its contractual obligations to the defendants and that actions taken by the defendants as a result were proper and legal. The cross complainants are seeking compensatory and special damages, along with general and punitive damages. Management cannot predict the ultimate resolution of the lawsuit or its impact on the Company at this time.

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

Two clients of a broker-dealer firm have asserted claims against the Company and its prior President alleging misrepresentations in the course of providing information to the shareholders of the Company and alleging omissions to state material facts. These two potential plaintiffs have asserted their claims informally, and that they purchased the Company's securities through a registered broker-dealer firm in the open market. They claim to have purchased several million dollars worth of the Company's common stock and to have suffered losses because of the acts and/or omissions of the Company and its prior President. If these claims are filed as a legal complaint, the Company will seek to consolidate them with the HERBERT SCHWARTZ and/or the class action lawsuits.

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

YEAR ENDED DECEMBER 31, 1995:

         QUARTER              HIGH      LOW      LAST SALE
         -------              ----      ---      ---------

            4                11 1/4     2 1/2    4 9/16
            3                24 1/2         9        11
            2                16 3/8    10 7/8        15
            1                14 5/8     8 1/4    14 3/8

YEAR ENDED DECEMBER 31, 1994:

         QUARTER              HIGH       LOW     LAST SALE
         -------              ----       ---     ---------

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

STATEMENTS OF OPERATIONS DATA(1):


                                                    FISCAL YEARS  ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------------
                                  1995(4)             1994(4)             1993(4)             1992(3,4)           1991(2)
                                  ----                ----                ----                ----                ----
Sales                         $86,564,917         $46,815,057         $11,298,972          $5,534,874          $1,898,071

Income/(loss) before
  income taxes,
  extraordinary items
  & minority interest             957,044           4,000,242          (1,606,844)         (2,264,597)            397,631

Income/(loss) before
  extraordinary items
  & minority interest             856,543           3,999,187          (1,606,844)         (2,461,697)              1,322

Net income/(loss)               1,366,025           4,071,194            (948,769)         (2,021,333)              1,322

Per common share
  and common
  share equivalents:

Net income/(loss) before
  extraordinary items                0.11                0.42               (0.20)              (0.34)                .00

Net income/(loss)                    0.11                0.42               (0.12)              (0.28)                .00



BALANCE SHEET DATA(1):
                                                                         DECEMBER 31,
                                ------------------------------------------------------------------------------------------
                                  1995(4)             1994(4)             1993(4)             1992(3,4)           1991(2)
                                  ----                ----                ----                ----                ----
Total assets                  $74,105,629         $26,158,346          $8,665,839          $6,744,994          $2,174,428

Long-term obligations           8,459,772                 900              20,000             176,000              83,334


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

During 1995, the Company's allowance for doubtful accounts increased to 20.6% of gross accounts receivable from 15.1% in the prior year. This increased provisioning related primarily to slower collections of NTC's direct-billed and LEC-billed Dial-one products which was partially offset by improved collections of NTC's calling card business.

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

The Company is subject to pending litigation and an investigation by the Securities & Exchange Commission. Management is not yet able to predict the impact of the pending litigation on its financial condition and results of operations. Management does not believe that the investigation by the Securities & Exchange Commission will result in a material impact on the Company's financial condition or results of operations. SEE ITEM 3. LEGAL PROCEEDINGS.

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994:

SALES - Total 1995 sales increased by 85% from $46.8 million in 1994 to $86.6 million in 1995. The majority of this increase was attributable to NTC's sales increase from $45.6 million in 1994 to $83.1 million in 1995. The following table summarizes the Company's year-to-year sales performance by subsidiary and segment:



                                                              $ in millions
                                                        ---------------------
Subsidiary    Segment                                      1995         1994
----------    -------                                   ---------   ---------
NTC           Telephone (telecommunications services)    $   70.0    $   34.2
NTC           Telephone (marketing programs)                 13.1        11.4
RCI           Optical                                         2.0          --
AutoNETWORK   Network                                         1.5         1.2
                                                        ---------   ---------
    Total Company Sales                                  $   86.6    $   46.8
                                                        ---------   ---------
                                                        ---------   ---------



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

COST OF SALES - Total Company cost of sales, which tends to vary directly with sales, increased from $31.2 million or 67% of sales in 1994 to $57.9 million or 67% of sales in 1995. The following table summarizes the Company's year-to-year changes in two major cost components:


                                                              $ in millions
                                                        ---------------------
                                                           1995         1994
                                                        ---------   ---------
Commissions paid to NTC independent sales reps           $   14.2     $   7.7
All other costs of sales                                     43.7        23.5
                                                        ---------   ---------
          Total Company Cost of Sales                    $   57.9     $  31.2
                                                        ---------   ---------
                                                        ---------   ---------

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

EXHIBIT NO.   DESCRIPTION

    3.2       Proposed Amendment to Bylaws Regarding Directors.

    10.1 Contract between Wiltel, Inc. and National Telephone Communications, Inc. dated November 15, 1994, previously filed as an Exhibit to Registration Statement on Form S-3 #33-87302 declared effective on December 22, 1994.

    10.2 Standard Office Lease Between William B. Bellis, Sr. and Rapid Cast, Inc. from May 31, 1995 to May 30, 2000 for property on 4510-12 Robards Lane, Louisville, KY.

    21        Subsidiaries of the Registrant


REPORTS ON FORM 8-K, FILED IN 1995

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

    20.11 Report on Form 8-K - Severance Agreement between Incomnet, Inc. and Sam D. Schwartz, former Chairman and President of Incomnet, Inc., dated November 30, 1995 and filed on November 30, 1995.

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

As discussed in Note 7 to the financial statements, the Company is a party to a class action matter, claiming losses arising from alleged securities violations based upon the denial and non-disclosure of a pending investigation by the Securities and Exchange Commission and on alleged undisclosed securities transactions by its former President. Legal counsel to the Company has advised that the ultimate outcome of this matter and a range of potential loss cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in accompanying financial statements.

                                       /s/  Stonefield Josephson
                                       ACCOUNTANCY CORPORATION


Santa Monica, California
March 8, 1996

                       INCOMNET, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                              AS OF DECEMBER 31,


ASSETS

                                                                           1995                1994
                                                                           ----                ----
CURRENT ASSETS:
  Cash & cash equivalents                                        $    1,644,968      $    9,694,900
  Accounts receivable, including $542,000 due from
     related party at December 31, 1995 and less
     allowance for doubtful accounts of
     $3,154,241 at December 31, 1995 and
     $1,530,217 at December 31, 1994                                 12,177,257           8,603,577
  Notes receivable - current portion                                    102,594                  --
  Notes receivable from officers & shareholders -
     net of reserves of $208,800                                        863,440                  --
  Inventories                                                         1,646,829              28,362
  Prepaid expenses and other                                          1,197,245              94,247
                                                                 --------------      --------------
     Total current assets                                            17,632,333          18,421,086
                                                                 --------------      --------------

PLANT AND EQUIPMENT:
  Computer hardware & software                                        5,113,588           3,513,433
  Furniture & office equipment                                        1,878,439             682,650
  Leasehold improvements                                              4,133,885             400,935
                                                                 --------------      --------------
     Total plant & equipment (gross)                                 11,125,912           4,597,018
  Less accumulated depreciation                                      (1,979,858)         (1,994,553)
                                                                 --------------      --------------
     Total plant & equipment (net)                                    9,146,054           2,602,465
                                                                 --------------      --------------

OTHER ASSETS:
  Excess of purchase price over net assets of NTC, less
     accumulated amortization of $941,644 at December 31, 1995
     and $663,524 at December 31, 1994                                4,838,610           4,667,704
  Patent rights from the acquisition of RCI
     less accumulated amortization of $2,019,233
     at December 31, 1995                                            41,688,844                  --
  Investment in Lab Tech                                                130,725                  --
  Investment in marketable securities                                   190,714             337,500
  Notes receivable - long term                                          155,000                  --
  Deposits and other                                                    323,349             129,591
                                                                 --------------      --------------
     Total other assets                                              47,327,242           5,134,795
                                                                 --------------      --------------
     Total assets                                                $   74,105,629      $   26,158,346
                                                                 --------------      --------------
                                                                 --------------      --------------

         See accompanying "Notes to Consolidated Financial Statements."

                        INCOMNET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,


LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY


                                                                           1995                1994
                                                                           ----                ----
CURRENT LIABILITIES:
  Accounts payable                                               $    8,783,797      $    5,813,813
  Accrued expenses                                                    3,686,661           1,700,213
  Current portion of notes payable                                    2,530,886              21,494
  Deferred income                                                     1,190,474           2,086,773
                                                                 --------------      --------------
  Total current liabilities                                          16,191,818           9,622,293
                                                                 --------------      --------------
LONG-TERM LIABILITIES:
  Notes Payable                                                           9,622                  --
  Deposits & other                                                        1,100                 900
  Deferred tax liability (net)                                        8,449,050                  --
                                                                 --------------      --------------
  Total long-term liabilities                                         8,459,772                 900
                                                                 --------------      --------------
  Total liabilities                                                  24,651,590           9,623,193
                                                                 --------------      --------------
MINORITY INTEREST                                                     6,905,983                  --
                                                                 --------------      --------------
SHAREHOLDERS' EQUITY:
  Common stock, no par value; 20,000,000 shares
     authorized; issued and outstanding 13,262,648
     shares at December 31, 1995 and 10,482,854
     shares at December 31, 1994                                     60,883,892          31,376,094
  Treasury stock                                                     (5,491,845)           (665,208)
  Accumulated deficit                                               (12,843,991)        (14,175,733)
                                                                 --------------      --------------
     Total shareholders' equity                                      42,548,056          16,535,153
                                                                 --------------      --------------
     Total liabilities, minority interest & shareholders' equity $   74,105,629      $   26,158,346
                                                                 --------------      --------------
                                                                 --------------      --------------


         See accompanying "Notes to Consolidated Financial Statements."

                        INCOMNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,


                                                                           1995                1994                1993
                                                                           ----                ----                ----

SALES                                                            $   86,564,917      $   46,815,057      $   11,298,972
                                                                 --------------      --------------      --------------

OPERATING COSTS & EXPENSES:
  Cost of sales                                                      57,948,207          31,220,780           9,521,803
  General & administrative                                           19,792,906           9,437,851           2,643,583
  Depreciation & amortization                                         1,006,978             444,486             474,022
  Bad debt expense                                                    4,124,589           1,788,772             174,377
  Acquisition costs & expenses                                        1,625,069             265,371              40,576
  Other (income)/expense                                              1,002,283            (342,445)             51,455
                                                                 --------------      --------------      --------------
     Total operating costs and expenses                              85,500,032          42,814,815          12,905,816
                                                                 --------------      --------------      --------------

     Operating income/(loss)                                          1,064,885           4,000,242          (1,606,844)

INCOME TAXES                                                            100,501               1,055                  --
                                                                 --------------      --------------      --------------
     Income/(loss) before minority interest &
        extraordinary items                                             964,384           3,999,187          (1,606,844)

     RCI Acquisition - equity in (profit)/loss of
        unconsolidated subsidiary                                       107,841                  --                  --

MINORITY INTEREST                                                       509,482                  --                  --

EXTRAORDINARY ITEMS:
  Gain/(loss) on settlement with creditors                                   --              72,007             658,075
                                                                 --------------      --------------      --------------
  Net income/(loss)                                              $    1,366,025      $    4,071,194      $     (948,769)
                                                                 --------------      --------------      --------------
                                                                 --------------      --------------      --------------
INCOME/(LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:
  Income/(loss) before extraordinary items                       $         0.11      $         0.42      $        (0.20)
  Extraordinary items                                                        --                  --                0.08
                                                                 --------------      --------------      --------------
  Net income/(loss)                                              $         0.11      $         0.42      $        (0.12)
                                                                 --------------      --------------      --------------
                                                                 --------------      --------------      --------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND FOR 1995,
COMMON SHARE EQUIVALENTS OUTSTANDING                                 12,706,401           9,593,207           8,183,877
                                                                 --------------      --------------      --------------
                                                                 --------------      --------------      --------------

         See accompanying "Notes to Consolidated Financial Statements."
                         INCOMNET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        DECEMBER 31, 1995, 1994 AND 1993

                                             Common Stock
                                                 Shares              Amount       Gain/(Deficit)              Total
                                                 ------              ------       -------------               -----
BALANCE AT DECEMBER 31, 1992                  7,874,217        $ 18,345,283        $(17,298,158)       $  1,047,125
                                              ---------        ------------        -------------       ------------
  Common stock issued upon exercise
    of warrants                                 248,333             720,312                                 720,312
  Common stock issued under private
    placement                                   770,138           2,747,366                               2,747,366
  Repayment of short-swing profits                   --              25,726                                  25,726
  Common stock issued in exchange
    for NTC shares                              168,694             337,388                                 337,388
  Net loss                                                                             (948,769)           (948,769)
                                              ---------        ------------         ------------       ------------
BALANCE AT DECEMBER 31, 1993                  9,061,382        $ 22,176,075        $(18,246,927)       $  3,929,148

  Common stock issued upon exercise
    of warrants                               1,308,833           8,544,862                               8,544,862
  Common stock issued under private
    placement                                   100,000             500,000                                 500,000
  Common stock issued in exchange
    for NTC shares                               82,639             155,157                                 155,157
  Repurchase of treasury shares                 (70,000)           (665,208)                               (665,208)
  Net income                                                                          4,071,194           4,071,194
                                           ------------        ------------        ------------        ------------
BALANCE AT DECEMBER 31, 1994                 10,482,854        $ 30,710,886        $(14,175,733)       $ 16,535,153

  Common stock issued upon exercise
    of warrants                                 489,582           4,343,262                               4,343,262
  Common stock issued under private
    placement                                   157,500           1,890,000                               1,890,000
  Common stock issued under upon
    conversion of note                        2,300,000          22,664,000                              22,664,000
  Common stock issued in exchange
    for NTC shares                              253,712             507,424                                 507,424
  Repurchase of treasury shares                (451,000)         (5,085,025)                             (5,085,025)
  Treasury shares sold                           30,000             361,500                                 361,500
  Change in valuation of marketable
    securities                                                                          (34,283)            (34,283)
  Net income                                                                          1,366,025           1,366,025
                                           ------------        ------------        ------------        ------------
BALANCE AT DECEMBER 31, 1995                 13,262,648         $55,392,047        $(12,843,991)       $ 42,548,056
                                           ------------        ------------        ------------        ------------
                                           ------------        ------------        ------------        ------------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                            1995                1994                1993
                                                                            ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   After tax profit/(loss)                                           $ 1,366,025         $ 4,071,194         $  (948,769)
   Depreciation & amortization - operations                            1,413,447             444,486             474,022
   Depreciation & amortization - acquisitions                          1,099,859             265,371              40,576
   Loss from disposition of furniture & equipment                             --                  --               5,363
   Gain on settlement with creditors                                          --                  --            (658,075)
   Minority interest                                                    (509,482)                 --                  --
                                                                     -----------         -----------         -----------
         Net cash inflow/(outflow) from operating activities           3,369,849           4,781,051          (1,086,883)
                                                                     -----------         -----------         -----------

CASH FLOWS FROM (INCREASE)/DECREASE IN OPERATING ASSETS:
   Accounts receivable                                                (2,784,363)         (6,717,705)         (1,024,444)
   Notes receivable - current portion                                   (102,594)                 --                  --
   Notes receivable - due from shareholder                              (863,440)                 --                  --
   Inventories                                                          (400,875)             41,615             (62,451)
   Prepaid expenses & other                                             (999,831)            (82,247)            (10,136)
   Notes receivable - long term                                         (155,000)                 --                  --
   Deposits & other                                                     (193,758)            (53,591)              6,354
                                                                     -----------         -----------         -----------
      Net cash inflow/(outflow) from changes in
         operating assets                                             (5,499,861)         (6,811,928)         (1,090,677)
                                                                     -----------         -----------         -----------

CASH FLOWS FROM INCREASE/(DECREASE)
      IN OPERATING LIABILITIES:
   Accounts payable                                                    2,571,096           3,315,686           1,105,917
   Accrued expenses                                                    1,834,054             149,874             165,242
   Deferred income                                                      (896,299)          1,649,204            (330,824)
                                                                     -----------         -----------         -----------
      Net cash inflow/(outflow) from changes in
         operating liabilities                                         3,508,851           5,114,764             940,335
                                                                     -----------         -----------         -----------
      Net cash inflow/(outflow) from operations                        1,378,839           3,083,887          (1,237,225)
                                                                     -----------         -----------         -----------


CASH FLOWS FROM (INCREASE)/DECREASE
      IN INVESTING ACTIVITIES:
   Acquisition of plant & equipment                                   (7,389,419)         (1,693,534)           (636,266)
   Patents/intangible assets                                            (663,721)                 --                  --
   Investment in Lab Tech                                               (130,725)                 --                  --
   Investment in marketable securities                                   146,786            (262,500)           (118,507)
   Goodwill from acquisition of NTC                                     (449,026)           (144,430)                 --
   Patent rights from acquisition of RCI                             (20,338,022)                 --                  --
                                                                     -----------         -----------         -----------
         Net cash inflow/(outflow) from investing activities         (28,824,127)         (2,100,464)           (754,773)
                                                                     -----------         -----------         -----------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31, (CONT'D)

                                                                            1995                1994                1993
                                                                            ----                ----                ----
CASH FLOWS FROM INCREASE/(DECREASE)
   IN FINANCING ACTIVITIES:
   Bank overdraft                                                        (56,770)             56,770             (45,005)
   Minority interest                                                  (7,718,137)                 --                  --
   Increases in notes payable - current                               10,847,486              11,600             351,910
   Repayments of notes payable - current                              (9,541,288)           (276,206)           (902,243)
   Sale of common stock, net                                          29,507,799           8,069,392           3,267,680
   Treasury stock                                                     (4,826,638)            465,419                  --
   Loans from a major shareholder                                             --             (21,125)           (600,100)
   Notes payable - long term                                               9,822                  --                  --
   Paid in capital                                                       500,000                  --                  --
   Repayment of short-swing profits by a director                             --                  --              25,726
   Prior period adjustment to retainer earnings                               (1)                698                  --
   Change in valuation allowance                                         (34,286)                 --                  --
                                                                     -----------         -----------         -----------
         Net cash inflow/(outflow) from financing activities          18,687,987           8,306,548           2,097,968
                                                                     -----------         -----------         -----------
         Net cash inflow/(outflow) from investing & financing        (10,136,140)          6,206,084           1,343,195
                                                                     -----------         -----------         -----------
         Net increase/(decrease) in cash & cash equivalents           (8,757,301)          9,289,971             105,970

         Cash & cash equivalents at beginning of year                 10,402,268             404,929             298,959
                                                                     -----------         -----------         -----------
         Cash & cash equivalents at end of year                      $ 1,644,968         $ 9,694,900         $   404,929
                                                                     -----------         -----------         -----------
                                                                     -----------         -----------         -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                       $   132,644         $     1,295         $   211,835
      Income taxes                                                       574,162               1,055                 800

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Common stock subscriptions receivable, recorded
   as addition to common stock                                                --                  --         $   199,998

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

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

(3) RCI's optical-related revenues are derived from the sale of the Company's optical lens manufacturing system and related supplies. Revenues from optical-related systems and supplies are recognized as sales at the time the products are shipped to the customer. Based on historical experience of immaterial returns, RCI does not establish a reserve for returns at the time of sale.
All items returned to RCI are placed back into inventory at the lower of cost or fair market value. For the six-month period ending December 31, 1995, during which time the Company recorded RCI sales using the consolidation method of accounting, optical product sales totaled $1,992,578.

(4) The Company's network service revenues are recognized as sales as the service is delivered. Total 1995 network service sales totaled $1,445,199.

                         INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

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

                         INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


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

IMPAIRMENT OF LONG LIVED ASSETS: In accordance with the provisions of SFAS No. 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount to the assets may not be recoverable. No impairment losses were required for the year ended December 31, 1995.

CURRENT ACCOUNTING PRONOUNCEMENTS: The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. This statement does not require the application of fair value method and allows the continuance of current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires proforma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement has been applied. The accounting and disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The Company has elected not to adopt the fair value provisions of this statement.

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

                         INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

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

Notes payable consists of the following as of December 31, 1995 and 1994:


CURRENT PORTION OF NOTES PAYABLE:                                           1995                1994
                                                                            ----                ----
   Note payable in connection with financing of RCI
   acquisition, interest at 8%, repaid in January 1996
   (see Part I, item 1, "Acquisition of Rapid Cast, Inc. --
   Financing of Acquisition")                                         $  500,000          $       --

   Notes payable to founding shareholders of RCI,
   interest at 7%, due in July 1996                                    1,517,759                  --

   Revolving line of credit of RCI, interest at bank
   reference rate (approximately 10% at December 31, 1995)               490,000                  --

   Miscellaneous                                                          23,127              21,494
                                                                      ----------          ----------
      Total current portion of notes payable                           2,530,886              21,494
                                                                      ----------          ----------
LONG TERM PORTION OF NOTES PAYABLE:
   Miscellaneous                                                           9,622                  --
                                                                      ----------          ----------
      Total long term portion of notes payable                             9,622                  --
                                                                      ----------          ----------
      Total notes payable                                              2,540,508              21,494
                                                                      ----------          ----------
                                                                      ----------          ----------


Total 1995 interest expense of $153,840 resulted primarily from interest paid on Notes used to acquire RCI and from interest paid by RCI on its bank revolving line of credit.

                         INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

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

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred income tax assets and liabilities are as follows:

                                                                               December 31,
                                                                               ------------
                                                                          1995                1994
                                                                          ----                ----
Deferred tax assets
   Allowance for doubtful accounts                                   $ 1,360,000         $   612,000
   Financing costs                                                            --             190,000
   Nondeductible reserves                                                     --              65,000
   Net operating loss carryforwards                                    7,503,000           7,120,000
   Other                                                                 113,000                  --
                                                                     -----------         -----------
   Subtotal                                                            8,976,000           7,987,000
                                                                     -----------         -----------
Deferred tax liabilities
   Property and equipment, principally
      due to differences in depreciation                                 676,000             267,000
   Patent rights                                                       8,449,050                  --
                                                                     -----------         -----------
   Subtotal                                                            9,125,050             267,000
                                                                     -----------         -----------
   Total                                                                (176,050)          7,720,000
Less valuation allowance                                              (8,273,000)         (7,720,000)
                                                                     -----------         -----------

   Net deferred tax liability                                        $ 8,449,050         $     - 0 -
                                                                     -----------         -----------
                                                                     -----------         -----------

The deferred taxes at December 31, 1995 are presented in the accompanying balance sheet as deferred tax assets-current (included in prepaid expenses and other) of $384,000 and deferred tax liability-noncurrent of $8,449,050

                         INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

The following is a reconciliation of the federal statutory tax rate and the effective tax rate:

                                                        1995           1994           1993
                                                        ----           ----           ----
Federal statutory tax rate                              34.0%          34.0%         (34.0%)
Goodwill                                                 9.9            2.0            9.0
Loss producing no current tax benefit                     --             --           25.0
State taxes, net of federal benefits                    38.2             --             --
Benefit from net operating loss carryforward           (71.5)         (36.0)            --
Other, net                                                --             --             --
                                                        -----          -----          -----
           Effective tax rate                           10.6%             0%             0%
                                                        -----          -----          -----
                                                        -----          -----          -----

Income tax benefits are recognized only when their realization is assured. Accordingly, potential future income tax benefits resulting from net operating losses incurred to date are not reflected in the consolidated financial statements.

At December 31, 1995, Incomnet had available net operating loss carryforwards for federal income tax purposes of approximately $16,800,000, expiring in various years between 2000 and 2008, and Rapid Cast had a carryforward of approximately $1,900,000 expiring through 2012. The company files combined income tax returns for Incomnet and NTC and separate returns for RCI. Accordingly, the respective federal net operating loss carryforwards of each corporation are available to offset taxable income only of each separate corporation.

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

                         INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

WARRANTS - Since 1993, the Company has issued warrants to purchase the Company's common stock to key employees, directors or other individuals or organizations as follows:

                                                                Dollar      Cancelled or
    Issued         Number          Price      Exercised         Amount        Expired     Expiration
    ------         ------          -----      ---------         ------        -------     ----------
   9/18/93        375,000           5.00        150,000      $ 750,000        225,000
   9/18/93         15,000           5.00                                       15,000
   9/18/93          5,000           5.00          5,000         25,000
   9/18/93          5,000           5.00                                        5,000
  11/18/93         75,000           5.00         75,000        375,000
   1-17-94        500,000           7.00        500,000      3,500,000
   5/27/94        500,000          10.00        500,000      5,000,000
   5/27/94        100,000           8.50        100,000        850,000
   5/27/94        100,000           8.50        100,000        850,000
   5/27/94         50,000           8.50                                                     5/27/97
   5/27/94         50,000           8.50                                                     5/27/97
   8/14/94         10,000           8.50         10,000         85,000
  11/15/94        100,000          11.25         25,000        281,250
  11/15/94         10,000          11.25         10,000        112,500
   6/30/95        900,000          14.00                                      900,000
   8/29/95        250,000          11.00                                      250,000
   8/29/95         35,000          4.875 (2)                                  8/29/97
   8/29/95         35,000          4.875 (2)                                  8/29/97
   8/29/95         25,000          4.875 (2)                                  8/29/97
  11/27/95        300,000          4.875                            5 years from date of vesting (1)
  12/20/95          2,000          5.125 (2)                                 12/31/96
  12/20/95          3,000          5.125 (2)                                 12/31/96
  12/20/95          1,000          5.125 (2)                                 12/31/96
  12/20/95          1,000          5.125 (2)                                 12/31/96
                ---------                     ---------    -----------      ---------
                3,447,000                     1,475,000    $11,828,750      1,395,000
----------------------------------------------------------------------------------------------------

(1) These options vest as follows: 25,000 on February 28, 1996, 25,000 on May 31, 1996, 25,000 on August 31, 1996, and 25,000 on November 30, 1996, with an additional 200,000 upon Rapid Cast, Inc. achieving certain financial goals.

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

                         INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


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


               Years ended    Shares
               December 31,   Repurchased              Cost
               ------------   ----------------    -----------
               1994                     70,000    $   665,208
               1995                    416,000      4,826,637
                              ----------------    -----------
                                       486,000    $ 5,491,845
                              ----------------    -----------
                              ----------------    -----------


PRIVATE PLACEMENT - On June 30, 1995, the Company initiated a private placement of 900,000 shares of the Company's restricted common stock at $12 per share for a total of $10,800,000 and warrants to purchase 900,000 additional shares of the Company's common stock at $14 per share. The warrants were exercisable for a period of six months until December 31, 1995. The Company received $1,890,000 in cash from subscribers to the private placement, which was the effective purchase of 157,500 shares and warrants to purchase an additional 157,500 shares for $14 per share. The Company also received subscription notes for $8,910,000 payable upon the registration of the shares and shares underlying the warrants with the Securities and Exchange Commission. These notes were for the purchase of 742,500 shares of the Company's common stock and warrants to purchase an additional 742,500 shares for a purchase price of $14 per share. As the Company did not register the shares, the notes for $8,910,000 were cancelled on December 31, 1995 by mutual consent with the investors. As a result, the investors were no longer obligated to pay the notes to the Company and the Company was no longer obligated to issue additional shares or warrants to the investors. Since the warrants to purchase 157,500 additional shares were not exercised, these warrants expired on December 31, 1995. As a result, the Company issued a total of 157,500 shares in consideration for the $1,890,000 in cash paid by the investors. The Company's balance sheet reflects the issuance of 157,500 shares of the Company's common stock in exchange for $1,890,000 in capital. The Company is using the proceeds of the private placement to finance the growth requirements of its operating subsidiaries.

SHORT SWING PROFITS - On August 18, 1995, the Company filed a Form 8-K disclosing the tender of short swing profits to the Company by its former President and Chief Executive Officer pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. After adjustments and a preliminary review of all purchases and sales of the Company's common stock through September 1, 1995, the amount of short swing profits was calculated to be $972,870. On August 18, 1995 and, including adjustments, on September 1, 1995, the Company's former President tendered the short swing profits by cancellation of all his options to purchase 250,000 shares of the Company's common stock. Pursuant to the Severance Agreement entered into by the Company with Mr. Schwartz on November 30, 1995, the parties contemplated a review of the short swing profit calculations and an independent appraisal of the stock

                         INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

options tendered by Mr. Schwartz pursuant to Section 16(b) of the Exchange Act. In addition, the Company was served with a derivative shareholder lawsuit asserting claims against Mr. Schwartz for the payment of the short swing profits, and seeking an order that the Company collect those profits from Mr. Schwartz. Based on the Company's latest calculations which include additional transactions disclosed by Mr. Schwartz in Filings with the Commission in March, 1996, the short swing profits appear to be approximately $2,074,000. The plaintiffs in the shareholder derivative lawsuit calculate short swing profits to be approximately $2,128,000. The value of the tendered stock options has not yet been agreed upon or appraised. There are no assurances, however regarding a final determination of the amount of the short swing profits or the value of the tendered stock options.

On February 29, 1996, the Company delivered a demand to Joel Greenberg, the Chairman of the Board of Directors, to pay short swing profits of $46,500 to the Company pursuant to Section 16(b) of the Exchange Act. The Company expects the short swing profits to be paid on or before April 30, 1996.

7.   COMMITMENTS, CONTINGENCIES AND OTHER:

LITIGATION - The Company is a defendant in a class action and related lawsuits alleging securities violation with respect to alleged false denial and non-disclosure of a Securities and Exchange Commission investigation and alleged non-disclosure of purchases and sales of the Company's stock by an affiliate of the former Chairman of the Board. Counsel for the company is unable to estimate the ultimate outcome of this matter and is unable to predict a range of potential loss. Accordingly, no amounts have been provided for the class action and related lawsuits in the accompanying financial statements.

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

BUILDING LEASES - Rent expense for the years ended December 31, 1995, 1994 and 1993 was $800,694, $277,712 and $204,760, respectively.

The Company leases its office and operating facility in Woodland Hills, California under a noncancellable operating lease expiring July 1998. The aggregate future minimum annual rental payments required under the operating lease are as follows:

                         INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


          Years ending
          December 31,
          ------------
             1996             $104,556
             1997              104,556
             1998               60,991
                              --------
                              $270,103
                              --------
                              --------

The Company's subsidiary, NTC, leases its office and operating facilities in Irvine, California under several noncancellable operating leases as described in
Part I, Item 2, "Properties." The aggregate future minimum annual rental payments required under these operating leases and under the proposed extension are as follows:

          Years ending
          December 31,
          ------------
             1996             $586,943
             1997              591,231
             1998              603,632
             1999              616,406
             2000              629,562
             2001              643,114
             2002              657,072
             2003              671,449
             2004              383,742
                            ----------
                            $5,383,151
                            ----------
                            ----------


The Company's 51%-owned subsidiary, RCI, leases its facility in Louisville, Kentucky under a noncancellable operating lease as described in Part I, Item 2, "Properties." The aggregate future minimum annual rental payments required under the operating lease are:

          Years ending
          December 31,
          ------------
             1996              $98,004
             1997               98,004
             1998               99,864
             1999              101,196
             2000               42,165
                              --------
                              $439,233
                              --------
                              --------

                         INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


ALLOWANCE FOR DOUBTFUL ACCOUNTS - The total Company allowance for doubtful accounts totaled $3,154,241 or 20.6% of gross accounts receivable at December 31, 1995 and $1,530,217 or 15.1% of gross accounts receivable at December 31, 1994. The following table summarizes the Company's year-to-year reserve balances by subsidiary and segment:

                                                                ALLOWANCE FOR
                                                              DOUBTFUL ACCOUNTS
                                                           -------------------------
                                                            DEC. 31,       DEC. 31,
SUBSIDIARY      SEGMENT                                       1995           1994
----------      -------                                    ----------     ----------
NTC             Telephone (telecommunications services)    $2,169,415     $  990,244

NTC             Telephone (marketing programs)                984,826        539,973

RCI             Optical                                          --             --

AutoNETWORK     Network                                          --             --
                                                           ----------     ----------
                Total Company                              $3,154,241     $1,530,217
                                                           ----------     ----------
                                                           ----------     ----------
                % of Gross Accounts Receivables                  20.6%          15.1%

Reserves for NTC's telecommunications service accounts receivable relate primarily to its direct billed and LEC billed long distance telephone services. Delinquent direct billed receivables are collected by a combination of NTC's internal collection department and by external collection agencies. Delinquent LEC billed receivables are collected by the LEC's. The estimated percentage of accounts which will become uncollectable is reviewed periodically by management and is adjusted in accordance with historical experience.

Reserves for NTC's marketing program accounts receivable are provided at 100% of gross marketing receivables. These receivables result from payments for marketing programs which have been denied due to returned checks and rejected credit card payments.

8.   NETWORK MARKETING COSTS:

During 1995, NTC's net cost to operate its network marketing program was $1.9 million as summarized below (in $ millions):

                                                                1995
                                                            ----------
     Sales                                                  $     13.1
     Cost of sales                                                11.2
     Operating expenses for support services
                                                                   3.8
                                                            ----------
          Total marketing-related costs                           15.0
                                                            ----------
          Net marketing cost                                $      1.9
                                                            ----------
                                                            ----------
          % of total NTC (long distance
            & marketing) sales                                     2.3%


Marketing sales of $13.1 million were generated by the sale of materials, training and support services to assist NTC independent sales representatives in selling new retail customers and enrolling other representatives in the NTC program. The marketing-related costs include commissions paid to independent sales representatives for acquiring new retail telephone customers, as well as the cost of sales materials, salaries and wages of marketing department personnel, services required to support the independent sales representatives, and other directly identifiable support costs, but do not include residual commissions paid on continuing long distance telephone usage or the typical indirect cost allocations, such as floor-space and supporting departments. When the marketing-related costs of $15.0 million are compared against marketing-related revenues of $13.1 million, the result is a net loss in marketing-related activities of $1.9 million or 2.3% of total NTC sales.

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

                         INCOMNET, INC. AND SUBSIDIARIES
                               SEGMENT INFORMATION

                                                  Telephone          Optical         Network          General
YEAR ENDED DECEMBER 31, 1995                       Services          Systems        Services        Corporate     Consolidated
----------------------------                       --------          -------        --------        ---------     ------------
Sales                                          $ 83,127,140     $  1,992,578    $  1,445,199     $         --     $ 86,564,917
                                               ------------     ------------    ------------     ------------     ------------
Income/(loss) before income taxes,
  extraordinary items & minority interest         5,059,758       (1,039,760)     (1,184,327)      (1,878,627)         957,044
Income taxes                                        365,101               --        (102,311)    $   (162,289)         100,501
                                               ------------     ------------    ------------     ------------     ------------
Income/(loss) before extraordinary items
  & minority interest                          $  4,694,657     $ (1,039,760)   $ (1,082,016)    $ (1,716,338)    $    856,543
                                               ------------     ------------    ------------     ------------     ------------
                                               ------------     ------------    ------------     ------------     ------------

Identifiable assets                            $ 21,757,624     $ 25,345,466    $  1,568,668     $ 25,433,871     $ 74,105,629
Depreciation and amortization                       704,642          429,719         279,086     $  1,099,856        2,513,303
Capital expenditures                              6,681,148          198,665         509,606               --        7,389,419


                                                  Telephone          Optical         Network          General
YEAR ENDED DECEMBER 31, 1994                       Services          Systems        Services        Corporate     Consolidated
----------------------------                       --------          -------        --------        ---------     ------------
Sales                                          $ 45,608,753     $         --    $  1,206,304     $         --     $ 46,815,057
                                               ------------     ------------    ------------     ------------     ------------
Income/(loss) before income taxes
  & extraordinary items                           3,741,972               --         154,325          103,945        4,000,242
Income taxes                                             --               --           1,055               --            1,055
                                               ------------     ------------    ------------     ------------     ------------
Income/(loss) before extraordinary
  items                                        $  3,741,972     $         --     $   153,270     $    103,945     $  3,999,187
                                               ------------     ------------    ------------     ------------     ------------
                                               ------------     ------------    ------------     ------------     ------------

Identifiable assets                            $ 12,830,140     $         --     $ 4,271,190     $  9,057,016     $ 26,158,346
Depreciation and amortization                       220,457               --         489,400               --          709,857
Capital expenditures                              1,546,708               --         146,826               --        1,693,534


                                                  Telephone          Optical         Network          General
YEAR ENDED DECEMBER 31, 1993                       Services          Systems        Services        Corporate     Consolidated
----------------------------                       --------          -------        --------        ---------     ------------
Sales                                          $ 10,031,232     $         --     $ 1,267,740     $         --     $ 11,298,972
                                               ------------     ------------    ------------     ------------     ------------
Income/(loss) before income taxes
  & extraordinary items                          (1,604,794)              --         238,685         (240,735)      (1,606,844)
Income taxes                                             --               --              --               --               --
                                               ------------     ------------    ------------     ------------     ------------
Income/(loss) before extraordinary
 items                                         $ (1,604,794)    $         --     $   238,685     $   (240,735)   $  (1,606,844)
                                               ------------     ------------    ------------     ------------     ------------
                                               ------------     ------------    ------------     ------------     ------------

Identifiable assets                            $  2,431,339     $         --     $   905,000     $  5,329,500     $  8,665,839
Depreciation and amortization                       308,776               --         205,822               --          514,598
Capital expenditures                                461,563               --         129,330               --          590,893

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


                                   1995                1994
                                   ----                ----

Sales                            $87,860             $46,815
Net income                       $ 1,080             $ 4,071
Net income per share             $   .08             $  0.42

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

                         INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

                                                                                                             SCHEDULE II
                                                                                                             -----------


                         INCOMNET, INC.  AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                           DECEMBER 31, 1995 AND 1994


COLUMN A                        COLUMN B                     COLUMN C                       COLUMN D            COLUMN E
--------                        --------                     --------                       --------            --------
                                                             Additions
                                                  -------------------------------                                    (2)
                              Balance at          Charged to          Charged to                  (1)            Balance
                               beginning           costs and      other accounts          Deductions              at end
Classification                 of period            expenses          - describe          - describe           of period
--------------                ----------          ----------      --------------          ----------           ---------
Allowance for
  doubtful accounts:
    December 31, 1994         $3,263,659          $4,576,237                  --          $4,309,679          $3,530,217
    December 31, 1995         $3,530,217          $7,899,168                  --          $7,842,435          $3,586,950


(1)  Represents write-offs of specific balances determined to be uncollectible.
(2) Balance at December 31, 1995 includes $487,678 of other allowances, such as reserves for marketable securities, inventory and notes receivable.

                         INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  January 24, 1997

                                        INCOMNET,  INC.
                                        ---------------
                                         (Registrant)

                                        By:  /s/ MELVYN REZNICK
                                             ------------------
                                                 MELVYN REZNICK
                                        President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                     Capacity                                Date
     ---------                     --------                                ----

/s/ MELVYN REZNICK            President, Chief Executive Officer,
------------------            and Director                            January 24, 1997
    MELVYN REZNICK


/s/ RICHARD A. MARTING        Vice President of Finance and           January 24, 1997
----------------------        Administration (NTC)
    RICHARD A. MARTING

/s/ NANCY ZIVITZ              Director                                January 24, 1997
----------------
    NANCY ZIVITZ

/s/ ALBERT MILSTEIN           Director                                January 24, 1997
-------------------
    ALBERT MILSTEIN

/s/ HOWARD SILVERMAN          Director                                January 24, 1997
--------------------
    HOWARD SILVERMAN