Form 10-Q/A
period 1996-09-30
INCOMNET INC
filed 1997-01-28
CIK 353356

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD                             COMMISSION FILE NO. 0-12386
ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the registrant
(1) has filed all reports required to be filed
by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the
registrant was required to file such reports),
and (2) has been subject to such filing
requirements for the past 90 days. . . . . . . . . . . . . . . . . .YES X  NO
                                                                        ---  ---


Number of shares of registrant's common stock
outstanding as of November 4, 1996 . . . . . . . . . . . . . . . . . .13,294,764

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                         INCOMNET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS
                                                    September 30, 1996   December 31, 1995
                                                    ------------------   -----------------
CURRENT ASSETS:
  Cash & cash equivalents                                $   1,616,616       $   1,644,968
  Accounts receivable, less allowance
    for doubtful accounts of $5,314,941
    at September 30, 1996 and $3,154,241
    at December 31, 1995                                    12,549,605          12,177,257
  Notes receivable - current portion                           169,121             102,594
  Notes receivable from officers & shareholders
    - net of reserves of $1,265,365 at
    September 30, 1996 and $208,800 at
    December 31, 1995                                          152,540             863,440
  Inventories                                                2,748,002           1,646,829
  Prepaid expenses and other                                 2,571,877           1,197,245
                                                         -------------       -------------
    Total current assets                                    19,807,761          17,632,333
                                                         -------------       -------------
PLANT AND EQUIPMENT:
  Computer hardware & software                               6,503,356           5,113,588
  Furniture & office equipment                               3,306,391           1,878,439
  Leasehold improvements                                     6,221,127           4,133,885
                                                         -------------       -------------
    Total plant & equipment (gross)                         16,030,874          11,125,912
  Less accumulated depreciation                             (3,344,064)         (1,979,858)
                                                         -------------       -------------
    Total plant & equipment (net)                           12,686,810           9,146,054
                                                         -------------       -------------
OTHER ASSETS:
  Excess of purchase price over net assets
    of NTC, less accumulated amortization
    of $1,163,825 at September 30, 1996 and
    $941,644 at December 31, 1995                            4,616,429           4,838,610
  Patent rights from the acquisition of RCI,
    less accumulated amortization of $3,950,404
    at September 30, 1996 and $2,019,233 at
    December 31, 1995                                       31,854,215          41,688,844
  Investment in Lab Tech                                        65,000             130,725
  Investment in marketable securities                          190,714             190,714
  Notes receivable - long term                                      --             155,000
  Deposits and other                                           343,114             323,349
                                                         -------------       -------------
    Total other assets                                      37,069,472          47,327,242
                                                         -------------       -------------
    Total assets                                         $  69,564,043       $  74,105,629
                                                         -------------       -------------
                                                         -------------       -------------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

                                                    September 30, 1996   December 31, 1995
                                                    ------------------   -----------------
CURRENT LIABILITIES:
  Accounts payable                                       $  11,009,170       $   8,783,797
  Accrued expenses                                           4,555,887           3,686,661
  Current portion of notes payable                           4,158,969           2,530,886
  Deferred income                                            1,718,769           1,190,474
                                                         -------------       -------------
  Total current liabilities                                 21,442,795          16,191,818
                                                         -------------       -------------
LONG-TERM LIABILITIES:
  Notes Payable                                                651,419               9,622
  Deposits & other                                               1,200               1,100
  Deferred tax liability (net)                               8,055,562           8,449,050
                                                         -------------       -------------
  Total long-term liabilities                                8,708,181           8,459,772
                                                         -------------       -------------
  Total liabilities                                         30,150,976          24,651,590
                                                         -------------       -------------
MINORITY INTEREST                                            4,998,099           6,905,983
                                                         -------------       -------------

SHAREHOLDERS' EQUITY:
  Common stock, no par value;
    20,000,000 shares authorized;
    issued and outstanding 13,294,764
    shares at September 30,1996
    and 13,262,648 shares at
    December 31, 1995                                       61,019,979          60,883,892
  Preferred stock                                              300,000                  --
  Treasury stock                                            (5,491,845)         (5,491,845)
  Accumulated deficit                                      (21,413,166)        (12,843,991)
                                                         -------------       -------------
    Total shareholders' equity                              34,414,968          42,548,056
                                                         -------------       -------------
    Total liabilities, minority interest
      & shareholders' equity                             $  69,564,043       $  74,105,629
                                                         -------------       -------------
                                                         -------------       -------------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED SEPTEMBER 30,

                                                                  1996                1995
                                                                  ----                ----
SALES                                                    $  27,591,284       $  22,660,377
                                                         -------------       -------------
OPERATING COSTS & EXPENSES:
  Cost of sales                                             17,777,193          15,733,118
  General & administrative                                   8,253,785           4,953,698
  Depreciation & amortization                                  501,787             475,023
  Bad debt expense                                           1,291,763             636,166
  Acquisition costs & expenses                                 645,572             390,967
  Other (income)/expense                                    10,031,605              11,793
                                                         -------------       -------------
    Total operating costs and expenses                      38,501,705          22,200,765
                                                         -------------       -------------
    Operating income/(loss)                                (10,910,421)            459,612

INCOME TAXES                                                  (866,387)             77,408
                                                         -------------       -------------
    Income/(loss) before minority
      interest & extraordinary items                       (10,044,034)            382,204

MINORITY INTEREST                                              781,273             182,641

EXTRAORDINARY ITEMS                                                 --                  --
                                                         -------------       -------------
  Net income/(loss)                                      $  (9,262,761)         $  564,845
                                                         -------------       -------------
                                                         -------------       -------------
INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:
  Income before extraordinary items                      $       (0.70)      $        0.04
  Extraordinary items                                               --                  --
                                                         -------------       -------------
  Net income/(loss)                                      $       (0.70)      $        0.04
                                                         -------------       -------------
                                                         -------------       -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
FOR 1996 AND COMMON SHARES AND COMMON SHARE
EQUIVALENTS OUTSTANDING FOR 1995                            13,244,674          13,566,743
                                                         -------------       -------------
                                                         -------------       -------------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 30,

                                                                  1996                1995
                                                                  ----                ----
SALES                                                    $  77,295,795       $  62,123,548
                                                         -------------       -------------


OPERATING COSTS & EXPENSES:
  Cost of sales                                             49,144,359          42,697,385
  General & administrative                                  22,082,445          12,341,173
  Depreciation & amortization                                1,395,905             850,616
  Bad debt expense                                           3,828,784           1,773,324
  Acquisition costs & expenses                               1,844,536             827,131
  Other (income)/expense                                    10,202,087             (46,534)
                                                         -------------       -------------
    Total operating costs and expenses                      88,498,116          58,443,095
                                                         -------------       -------------
    Operating income/(loss)                                (11,202,321)          3,680,453

INCOME TAXES                                                  (679,580)            286,120
                                                         -------------       -------------
    Income/(loss) before minority
      interest & extraordinary items                       (10,522,741)          3,394,333

    RCI acquisition - equity in (profit)/loss
      of unconsolidated subsidiary                                  --             107,841

MINORITY INTEREST                                            1,907,933             182,641

EXTRAORDINARY ITEMS                                                 --                  --
                                                         -------------       -------------
  Net income/(loss)                                      $  (8,614,808)      $   3,469,133
                                                         -------------       -------------
                                                         -------------       -------------

INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:
  Income before extraordinary items                      $       (0.65)      $        0.28
  Extraordinary items                                               --                  --
                                                         -------------       -------------
  Net income/(loss)                                      $       (0.65)      $        0.28
                                                         -------------       -------------
                                                         -------------       -------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
FOR 1996 AND COMMON SHARES AND COMMON SHARE
EQUIVALENTS OUTSTANDING FOR 1995                            13,268,050          12,435,930
                                                         -------------       -------------
                                                         -------------       -------------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 30,

                                                                  1996                1995
                                                                 -----               -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  After tax profit                                       $  (8,614,808)      $   3,469,133
  Depreciation & amortization - operations                   1,395,905             850,616
  Depreciation & amortization - acquisitions                 1,825,590             728,649
  Minority interest & other                                 (1,907,829)           (182,638)
                                                         -------------       -------------
      Net cash inflow/(outflow)
        from operating activities                           (7,301,142)          4,865,760
                                                         -------------       -------------

CASH FLOWS FROM (INCREASE)/DECREASE
IN OPERATING ASSETS:
  Accounts receivable                                         (372,344)         (3,495,522)
  Notes receivable - current portion                           (66,527)                 --
  Notes receivable - due from officers
    and shareholders                                           710,900                  --
  Inventories                                               (1,101,172)           (740,872)
  Prepaid expenses & other                                  (1,374,632)           (510,417)
  Notes receivable - long term                                 155,000                  --
  Deposits & other                                             (19,765)           (200,818)
                                                         -------------       -------------
      Net cash inflow/(outflow) from
        changes in operating assets                         (2,068,540)         (4,947,629)
                                                         -------------       -------------

CASH FLOWS FROM INCREASE/(DECREASE)
IN OPERATING LIABILITIES:
  Accounts payable                                           2,225,371           2,085,019
  Accrued expenses                                             869,227           1,326,349
  Deferred income                                              528,295             402,770
                                                         -------------       -------------
      Net cash inflow/(outflow) from
        changes in operating liabilities                     3,622,893           3,814,138
                                                         -------------       -------------
      Net cash inflow/(outflow)
        from operations                                     (5,746,789)          3,732,269
                                                         -------------       -------------

CASH FLOWS FROM (INCREASE)/DECREASE
IN INVESTING ACTIVITIES:
  Acquisition of plant & equipment                          (5,158,842)         (6,507,819)
  Patents/intangible assets                                   (162,267)            (65,393)
  Investment in Lab Tech                                        65,725            (130,725)
  Investment in marketable securities                               --             (35,914)
  Investment in RCI                                                 --         (20,283,459)
  Goodwill from acquisition of NTC                             222,181              69,530
  Goodwill from acquisition of RCI                           8,000,000                  --
                                                         -------------       -------------
      Net cash inflow/(outflow)
        from investing activities                            2,966,797         (26,953,780)
                                                         -------------       -------------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    NINE MONTHS ENDED SEPTEMBER 30, (CONT'D)

                                                                  1996                1995
                                                                 -----               -----
CASH FLOWS FROM INCREASE/(DECREASE)
IN FINANCING ACTIVITIES:
  Bank overdraft                                                    --             (56,770)
  Minority interest                                                 --          (7,252,641)
  Increases in notes payable - current                       3,645,842          10,200,000
  Repayments of notes payable - current                       (500,000)         (9,525,948)
  Sale of common stock, net                                    435,945          29,101,901
  Treasury stock                                              (447,858)         (4,776,638)
  Notes payable - long term                                   (875,862)                 --
  Paid-in capital                                                   --             (40,000)
  Prior period adjustment to retained earnings                  45,578              96,004
  Adjustment to retained earnings
    - not related to operations                                448,000                  --
  Change in valuation allowance                                     --            (189,086)
                                                         -------------       -------------
      Net cash inflow/(outflow)
        from financing activities                            2,751,645          17,556,822
                                                         -------------       -------------
      Net cash inflow/(outflow)
        from investing & financing                           5,718,442          (9,396,958)
                                                         -------------       -------------
      Net increase/(decrease)
        in cash & cash equivalents                       $     (28,347)      $  (5,664,689)
                                                         -------------       -------------
                                                         -------------       -------------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996

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

                         INCOMNET, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


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

                         INCOMNET, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


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

                         INCOMNET, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


IMPAIRMENT OF LONG LIVED ASSETS: In accordance with the provisions of SFAS No. 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount to the assets may not be recoverable. During the third quarter of 1996, management evaluated the carrying value of its patent rights in comparison with an outside appraisal received during that period, and provided an impairment loss of approximately $8,000,000.

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

                         INCOMNET, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996

4.   NOTES PAYABLE:

Notes payable consist of the following as of September 30, 1996 and December 31, 1995:

                                                                  Sept. 30, 1996       Dec. 31, 1995
                                                                  --------------       -------------
CURRENT PORTION OF NOTES PAYABLE:
   Notes payable to founding stockholders of RCI,
   interest at 7%, due in July 1996                                 $  1,267,842        $  1,517,759

   Notes payable to certain shareholders of RCI,
   interest at 10%, due December 31, 1996                              1,214,622                  --

   Revolving line of credit of RCI, interest at bank
   reference rate (approximately 10% at September 30, 1996)              500,000             490,000

   Convertible notes payable to certain stockholders and
   officers of RCI, interest at 8%, due December 31, 1999                321,600                  --

   Notes payable to bank by parent company, invested in RCI,
   interest at bank reference rate (approximately 9.75% at
   September 30, 1996)                                                   696,996                  --

   Note payable by NTC to GTE for lease of telephone
   equipment with monthly payments through December, 2002                 96,663                  --

   Note payable in connection with financing of RCI
   acquisition, interest at 8%, repaid in January 1996                        --             500,000

   Miscellaneous                                                          61,246              23,127
                                                                    ------------        ------------
      Total current portion of notes payable                           4,158,969           2,530,886
                                                                    ------------        ------------

LONG TERM PORTION OF NOTES PAYABLE:
   Note payable by NTC to GTE for lease of telephone
   equipment with monthly payments through December, 2002                644,201                  --

   Miscellaneous                                                           7,218               9,622
                                                                    ------------        ------------
      Total long term portion of notes payable                           651,419               9,622
                                                                    ------------        ------------
      Total notes payable                                              4,810,388           2,540,508
                                                                    ------------        ------------
                                                                    ------------        ------------

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNDAUDITED)
                               SEPTEMBER 30, 1996


5.   NETWORK MARKETING COSTS:

During the three and nine months ending September 30, 1996, NTC's net costs to operate its network marketing program were a breakeven and $1.3 million, respectively, as summarized below (in $ millions):

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNDAUDITED)
                               SEPTEMBER 30, 1996


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


Marketing sales of $4.7 million and $10.8 million, during the three and nine month periods ending September 30, 1996, respectively, were generated by the sale of materials, training and support services to assist NTC independent sales representatives in selling new retail customers and enrolling other representatives in the NTC program. Beginning in January 1996, NTC commenced reserving a portion of all marketing revenues in order to provide a fund from which to draw estimated future refunds of marketing proceeds. These reserved marketing revenues are reflected as deferred income on the Company's balance sheet and are amortized over the succeeding twelve months. The marketing-related costs include commissions paid to independent sales representatives for acquiring new retail telephone customers, as well as the cost of sales materials, salaries and wages of marketing department personnel, services required to support the independent sales representatives, and other directly identifiable support costs, but do not include residual commissions paid on continuing long distance telephone usage or the typical indirect cost allocations, such as floor-space and supporting departments. When the three and nine month marketing-related costs of $4.7 million and $12.1 million, respectively, are compared against marketing-related revenues of $4.7 million and $10.8 million for the same periods, the result is a breakeven in marketing-related activities during the three months and a net loss in marketing related activities during the nine months of $1.3 million or 0.0% and 1.8% of total NTC sales, respectively.

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

                         INCOMNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNDAUDITED)
                               SEPTEMBER 30, 1996


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

The Company provided reserves of $1,056,565 during the 3rd Quarter ended September 30, 1996 related to the settlement of claims by certain officers of National Telephone & Communications, Inc. against the Company. See ITEM 5. OTHER INFORMATION - SETTLEMENT AGREEMENT WITH NTC DIRECTORS. In addition, the Company reserved $208,800 at December 31, 1995 as a result of converting a note payable by an officer of the Company from recourse to non-recourse, secured by shares of the Company's common stock owned by the officer.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The total Company allowance for doubtful accounts totaled $5,314,941 or 29.8% of gross accounts receivable at September 30, 1996 and $3,154,241 or 20.6% of gross accounts receivable at December 31, 1995. The following table summarizes the Company's year-to-year reserve balances by subsidiary and segment:

                                                                 ALLOWANCE FOR
                                                               DOUBTFUL ACCOUNTS
                                                           -------------------------
                                                            SEPT. 30,      DEC. 31,
SUBSIDIARY      SEGMENT                                       1996           1995
----------      -------                                    ----------     ----------
NTC             Telephone (telecommunications services)    $3,969,431     $2,169,415

NTC             Telephone (marketing programs)              1,260,510        984,826

RCI             Optical                                        85,000           --

AutoNETWORK     Network                                          --             --
                                                           ----------     ----------
                Total Company                              $5,314,941     $3,154,241
                                                           ----------     ----------
                                                           ----------     ----------
                % of Gross Accounts Receivable                  29.8%          20.6%

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

8.   PATENT RIGHTS FROM ACQUISITION OF RCI:

During September 1996, the Company established a reserve to reduce the value of its investment in RCI by $8,000,000. The basis of the devaluation was a recently completed independent appraisal of RCI. Corresponding to the investment writedown, a one-time charge to "Other (income)/expense" was recorded, thus reducing income before tax by $8,000,000 for the three months and nine months ending September 30, 1996.

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

With regard to the collection of accounts receivable, the Company increased its allowance for doubtful accounts to 29.8% of gross receivables as of September 30, 1996 versus 20.6% of gross receivables at the prior year end. This increased provisioning reflects NTC's aggressive reserves for all direct-billed Dial-one receivables which have been submitted to collection agencies for collection and a modest improvement in collection rates for LEC-billed and calling card products. The Company anticipates that its shift from direct-billed to LEC-billed long distance telephone service will improve its overall collection of accounts receivable, thereby decreasing the future relationship of allowances for doubtful accounts versus gross receivables.

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

LITIGATION - The Company is subject to pending litigation and an investigation by the Securities & Exchange Commission. Management is not yet able to predict the impact of the pending litigation on its financial condition and results of operations. Management does not believe that the investigation by the Securities & Exchange Commission will result in a material impact on the Company's financial condition or results of operations. SEE ITEM 3. LEGAL PROCEEDINGS.

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

                                                                         $  in millions
                                                                    ----------------------
Subsidiary          Segment                                            1996           1995
------------        ---------------------------------------         -------        -------
NTC                 Telephone (telecommunications services)         $  21.1        $  17.5
NTC                 Telephone (marketing programs)                      4.7            3.9
RCI                 Optical                                             1.4            0.9
AutoNETWORK         Network                                             0.4            0.4
                                                                    -------        -------
                    Total Company Sales                             $  27.6        $  22.7
                                                                    -------        -------
                                                                    -------        -------


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

The following table summarizes the Company's changes in three major cost components for the third quarter:

                                                                         $  in millions
                                                                    ----------------------
                                                                       1996           1995
                                                                    -------        -------


Commissions paid to NTC independent sales reps                       $  5.0         $  4.4
Carrier costs for NTC's long distance telephone service                11.0           10.3
All other costs of sales                                                1.8            1.0
                                                                    -------        -------
           Total Company Cost of Sales                              $  17.8        $  15.7
                                                                    -------        -------
                                                                    -------        -------

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

The Company provided reserves of $1,056,565 during the 3rd Quarter ended September 30, 1996 related to the settlement of claims by certain officers of National Telephone & Communications, Inc. against the Company. See ITEM 5. OTHER INFORMATION - SETTLEMENT AGREEMENT WITH NTC DIRECTORS. In addition, the Company reserved $208,800 at December 31, 1995 as a result of converting a note payable by an officer of the Company from recourse to non-recourse, secured by shares of the Company's common stock owned by the officer.

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

The status of the pending lawsuit entitled BRENT ABRAHM, ET AL. VS. INCOMNET, INC., SAM SCHWARTZ AND KALIBER MANAGEMENT CORPORATION, Civil Action No. 96-5325 RSL (AJW), has not materially changed since the filing of the Company's Form 10-K for its fiscal year ending December 31, 1995, except that it has been transferred from the Northern District of Georgia to the Central District of California, the same district court in California which is presiding over the pending class action lawsuit and the case HERBERT M. SCHWARTZ ET AL. VS. INCOMNET, INC., SAM D. SCHWARTZ AND KALIBER MANAGEMENT CORPORATION, CV 96-0776 KMW (BQRx), and Company has answered the complaint. A trial date in January 1997 has been set in the HERBERT SCHWARTZ case. The parties in the HERBERT SCHWARTZ AND ABRAHM lawsuits are currently in the process of finalizing a settlement of the lawsuits, although there can be no assurance that the settlement will completed..

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

PATENT INFRINGEMENT LAWSUIT:

The status of the pending patent infringement lawsuit involving Rapid Cast, Inc. as described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1995 has not materially changed since the filing of the Form 10-K. The case has not settled, although settlement discussions are underway. There are no assurances that the case will be settled.

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

AGREEMENT WITH NTC MANAGEMENT:

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

ISSUANCE OF 2% CONVERTIBLE PREFERRED STOCK:

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


                                        INCOMNET, INC.



Date:     January 24, 1997              /s/ Melvyn Reznick
                                        ----------------------
                                        Melvyn Reznick
                                        President & CEO


Date:     January 24, 1997              /s/ Richard A. Marting
                                        ----------------------
                                        Richard A. Marting
                                        Vice President (NTC)