Form 10-K/A
period 1995-12-31
INCOMNET INC
filed 1997-03-21
CIK 353356

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

11.  ACQUISITION OF RAPID CAST, INC.:

On February 8, 1995, the Company acquired a 51% ownership in Rapid Cast, Inc. for $28,164,000, in a transaction accounted for using the purchase method of accounting. The acquisition resulted in the recognition of intangible patent assets which are being amortized over 17 years. The purchase price was allocated entirely to the patent rights.

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