Form 10-Q/A
period 1996-09-30
INCOMNET INC
filed 1997-03-21
CIK 353356

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


         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 30,


                                                                  1996                1995
                                                                 -----               -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  After tax profit                                       $  (8,614,808)      $   3,469,133
  Depreciation & amortization - operations                   1,395,905             850,616
  Depreciation & amortization - acquisitions                 1,825,590             728,649
  Write down investment in RCI                               8,000,000
  Minority interest & other                                 (1,907,829)           (182,638)
                                                         -------------       -------------
      Net cash inflow
        from operating activities                              698,858           4,865,760
                                                         -------------       -------------

CASH FLOWS FROM (INCREASE)/DECREASE
IN OPERATING ASSETS:
  Accounts receivable                                         (372,344)         (3,495,522)
  Notes receivable - current portion                           (66,527)                 --
  Notes receivable - due from officers
    and shareholders                                           710,900                  --
  Inventories                                               (1,101,172)           (740,872)
  Prepaid expenses & other                                  (1,374,632)           (510,417)
  Notes receivable - long term                                 155,000                  --
  Deposits & other                                             (19,765)           (200,818)
                                                         -------------       -------------
      Net cash inflow/(outflow) from
        changes in operating assets                         (2,068,540)         (4,947,629)
                                                         -------------       -------------

CASH FLOWS FROM INCREASE/(DECREASE)
IN OPERATING LIABILITIES:
  Accounts payable                                           2,225,371           2,085,019
  Accrued expenses                                             869,227           1,326,349
  Deferred income                                              528,295             402,770
                                                         -------------       -------------
      Net cash inflow/(outflow) from
        changes in operating liabilities                     3,622,893           3,814,138
                                                         -------------       -------------
      Net cash inflow/(outflow)
        from operations                                      2,253,211           3,732,269
                                                         -------------       -------------

CASH FLOWS FROM (INCREASE)/DECREASE
IN INVESTING ACTIVITIES:
  Acquisition of plant & equipment                          (5,158,842)         (6,507,819)
  Patents/intangible assets                                   (162,267)            (65,393)
  Investment in Lab Tech                                        65,725            (130,725)
  Investment in marketable securities                               --             (35,914)
  Investment in RCI                                                 --         (20,283,459)
  Goodwill from acquisition of NTC                             222,181              69,530
                                                         -------------       -------------
      Net cash inflow/(outflow)
        from investing activities                           (5,033,203)        (26,953,780)
                                                         -------------       -------------

         See accompanying "Notes to Consolidated Financial Statements."

                         INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    NINE MONTHS ENDED SEPTEMBER 30, (CONT'D)


                                                                  1996                1995
                                                                 -----               -----
CASH FLOWS FROM INCREASE/(DECREASE)
IN FINANCING ACTIVITIES:
  Bank overdraft                                                    --             (56,770)
  Minority interest                                                 --          (7,252,641)
  Increases in notes payable - current                       3,645,984          10,200,000
  Repayments of notes payable - current                       (500,000)         (9,525,948)
  Sale of common stock, net                                    435,945          29,101,901
  Treasury stock                                                                (4,776,638)
  Notes payable - long term                                   (875,862)                 --
  Paid-in capital                                                   --             (40,000)
  Prior period adjustment to retained earnings                  45,578              96,004
  Change in valuation allowance                                     --            (189,086)
                                                         -------------       -------------
      Net cash inflow/(outflow)
        from financing activities                            2,751,645          17,556,822
                                                         -------------       -------------
      Net cash (outflow) from
        investing & financing                               (2,281,556)         (9,396,958)
                                                         -------------       -------------
      Net increase/(decrease)
        in cash & cash equivalents                       $     (28,347)      $  (5,664,689)
                                                         -------------       -------------
                                                         -------------       -------------

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


(2) NTC's marketing-related revenues are derived from programs and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for representative and certified trainer renewals, and the Company's Certified Trainer and Customer Representative programs. The Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related materials, net of amounts deferred for future services to be provided to the representatives, are booked as cash sales when the revenues are received. For the three and nine months ending September 30, 1996, marketing sales totaled $4,783,550 and $10,901,767, respectively.


(3) RCI's optical-related revenues are derived from the sale of the Company's optical lens manufacturing system and related supplies. Revenues from optical-related systems and supplies are recognized as sales at the time the products are shipped to the customer. Based on historical experience of immaterial returns, RCI does not establish a reserve for returns at the time of sale. All items returned to RCI are recorded back into inventory at the lower of cost or fair market value. For the three and nine month periods ending September 30, 1996, optical product sales totaled $1,440,138 and $3,846,190, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:


Overall, the Company achieved slightly negative cash flows of $28,347 during the first nine months of 1996 resulting from cash flows from operations ($2,251,211) which were almost entirely offset by negative cash flows from investing ($5,033,203) and positive cash flows from financing activities $2,751,645 as discussed below:



CASH FLOW FROM OPERATIONS - The Company generated $2,253,211 in cash flow from operations during the first nine months of 1996, compared to $3,732,269 in positive cash flow from operations during the prior year's comparable period. This year-to-year decrease in cash flow from operations resulted primarily from: (1) a $12,166,902 decrease in profits adjusted for non-cash expenses, including an $8,000,000 non-cash change to earnings from the write down of the investments in RCI, (2) a $3,123,178 increase in cash generated from the collection of accounts receivable, (3) a $140,352 increase in cash from increased use of accounts payable, (4) a $457,122 decrease in cash from a reduction in accrued expenses, (5) a $360,300 decrease in cash generated by increased investment in inventory, primarily at the company's Rapid Cast subsidiary, and (6) a $710,900 increase in cash generated from decreased investment in notes receivable due from officers and shareholders.



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



CASH FLOW FROM INVESTING - The Company incurred negative cash flows from investing activities of $5,033,203 in the first nine months of 1996 and $26,953,780 in the first nine months of 1995. The 1995 negative cash flow resulted primarily from the Company's purchase of a 51% ownership in RCI on February 8, 1995.


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

PART II - OTHER INFORMATION


     The following are cautionary statements pursuant to the Private Securities Litigation Reform Act of 1995 in order for the Company to avail itself of the "safe harbor" provisions of the Reform Act. The discussions and information in this report may contain both historical and forward-looking statements. To the extent that the report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company and its subsidiaries, please be advised that the Company's and its subsidiaries' actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increased general and administrative costs, lower sales and revenues than forecast, loss of customers, disadvantageous currency exchange rates, termination of contracts, loss of supplies, technological obsolescence of the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, dilution in the Company's ownership in its subsidiaries and businesses, litigation and administrative proceedings involving the Company, including the pending class action and related lawsuits and SEC investigation, adverse publicity and news coverage, inability to carry out marketing and sales plans, challenges to the Company's patents, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this report or in other reports issued by the Company.

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