Form 10-K
period 1996-12-31
INCOMNET INC
filed 1997-04-15
CIK 353356

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NO. 0-12386

INCOMNET, INC.

    A California                                      IRS Employer No.
    Corporation                                          95-2871296

21031 Ventura Blvd., Suite 1100
Woodland Hills, California 91364
Telephone no. (818) 887-3400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
 OF THE ACT:................................................................None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
 OF THE ACT:..........................................Common Stock, No Par Value

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

Aggregate market value of voting common stock held by
non-affiliates of the registrant (based upon the
average of the closing bid and ask prices of $2 13/16
and $2 15/16  respectively, as reported by the NASDAQ
System on  March 21, 1997)                                          $30,958,080

Number of shares of registrant's common stock outstanding
as of March 21, 1997.................................................13,520,669

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's proxy statements relating to registrant's 1997 annual meeting of shareholders have been incorporated by reference into Part III hereof.

TABLE OF CONTENTS
                                                                        PAGE
                                                                        ----
INTRODUCTORY NOTE                                                         7

PART I
    ITEM 1 - BUSINESS
             General                                                      7
                Telephone Services                                        7
                Optical Systems                                           7
                Network Products and Services                             8
             National Telephone & Communications, Inc. (NTC)              8
                Products                                                  8
                Network Marketing Program                                 8
                Disclosure of Independent Representative Organizations
                   Related to NTC Executives                              9
                Wiltel Contract                                           9
                Management Incentive Agreement                            9
                Reincorporation of NTC in Delaware                        11
             Rapid Cast, Inc. (RCI)                                       11
                General                                                   11
                The Optical Marketplace                                   11
                The Production and Dispensing of Prescription
                   Eyeglass Lenses                                        12
                The Fast Cast LenSystem                                   13
                Technical Overview of the Rapid Cast LenSystem            13
                Marketing and Pricing Strategy                            14
                Manufacturing Strategy                                    14
                Research and Development Strategy                         14
                Maintenance, Warranty and Insurance                       14
                Competition                                               15
                Patents and Proprietary Rights                            15
                Governmental Regulation                                   16
             Recent Capitalization of Rapid Cast, Inc. (RCI)              16
             Issuance of Convertible Preferred Stock                      20
             Agreement with Price International, Inc.                     22
             Network Services                                             22
             Employees, Officers and Directors                            22
                Employees                                                 22
                Directors and Officers                                    23
                Appointment of New Director by the Company                24
                Appointment of Committee Members                          24

                                                                        PAGE
                                                                        ----

    ITEM 2 -  PROPERTIES                                                  24
    ITEM 3 -  LEGAL PROCEEDINGS                                           25
              Class Action and Related Lawsuits                           25
              Settlement with RCI Parties                                 26
              Settlement of Stevens Lawsuit                               26
              Settlement of the Atlanta Lawsuits                          26
              Section 16 (b) Lawsuit                                      26
              Settlement of Patent Infringement Lawsuit                   27
              Legal Action Against Prior Representatives                  27
              Settlement With Prior Noteholders                           27
              Settlement with Price International                         28
              Potential Lawsuits                                          28
    ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         29

PART II
    ITEM 5 -  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                SHAREHOLDER MATTERS                                       29
              Market Information                                          29
              Dividends                                                   29
    ITEM 6 -  SELECTED FINANCIAL DATA                                     29
    ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                       30
              Liquidity and Capital Resources                             30
              Results of Operations                                       31
    ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 33
    ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                       33

PART III
    ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                PERSONS OF THE REGISTRANT                                 33
    ITEM 11 - EXECUTIVE COMPENSATION                                      33
    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                            34
    ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              34

PART IV
    ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 10-K                                                 34
              Index to Financial Statements                               34
              Index to Exhibits                                           34
              Signatures                                                  37
              Report of Independent Auditors                              38
              Consolidated Balance Sheet                                  39
              Consolidated Statement of Operations                        40

                                                                        PAGE
                                                                        ----

             Consolidated Statement of Cash Flows                         41
             Consolidated Statement of Shareholders' Equity               42
             Notes to Consolidated Financial Statements                   43
                Note 1  - Summary of Significant Accounting Policies      43
                Note 2  - Funding of Marketing Commissions and
                            Deferred Income                               45
                Note 3  - Related Party Transactions                      45
                Note 4  - Acquisition of Rapid Cast, Inc.                 45
                Note 5  - Property, Plant and Equipment                   46
                Note 6  - Patent Rights from Acquisition of RCI           46
                Note 7  - Investments, Notes Receivable and Other Assets  46
                Note 8  - Notes Payable                                   46
                Note 9  - Income Taxes                                    47
                Note 10 - Shareholders' Equity                            48
                Note 11 - Commitments, Contingencies and Other            51
                Note 12 - Network Marketing Costs                         53
                Note 13 - Compensation of Independent Sales
                            Representatives                               53
                Note 14 - Segment Information                             53
                Note 15 - Fourth Quarter Adjustments                      55
                Note 16 - Changes in Accounting                           55
                Note 17 - Subsequent Events                               55
             Schedule II -  Valuation and Qualifying Accounts             56
             Exhibit 3.1 -  Certificate of Determination for Series A 2%
                            Convertible Preferred Stock. (Incorporated by reference from Incomnet, Inc.'s Registration
                            Statement on Form S-3 filed with the Securities and Exchange Commission on November 22, 1996.)
             Exhibit 4.1 -  Form of Warrant to Purchase 75,000 Shares
                            of Incomnet, Inc. (Incorporated by reference from the Company's Registration Statement on Form S-3 filed with the Securities and Exchange
                            Commission on May 10, 1996.)
             Exhibit 4.2 -  Form of Warrant to Purchase 510,000 Shares
                            of RCI Common Stock with Registration Rights
                            Agreement, dated April 19, 1996. (Incorporated by reference from the Company's Registration
                            Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996.)
             Exhibit 4.3 -  Form of Warrant to Purchase RCI Common Stock,
                            dated February 8, 1995. (Incorporated by reference from the Company's Registration Statement on Form S-3 filed with the Securities and Exchange
                            Commission on May 10, 1996.)
             Exhibit 4.4 -  Form of Warrant to Purchase 360,000 Shares
                            of Incomnet, Inc. (Incorporated by reference from Incomnet, Inc.'s Pre-Effective Amendment
                            Number One to the Registration Statement on
                            Form S-3 filed with the Securities and Exchange
                            Commission on March 24, 1997.)
             Exhibit 4.5 -  Form of Warrant to Purchase 12,500 Shares of
                            Incomnet, Inc. (Incorporated by reference from Incomnet, Inc.'s Pre-Effective Amendment Number
                            One to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 24, 1997.)
             Exhibit 10.1 - Employment Agreement with James Quandt, dated
                            January 6,

                            1997. (Incorporated by reference from Incomnet, Inc.'s Pre-Effective Amendment Number One to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 24, 1997.)
             Exhibit 10.2 - Amended and Restated Management Incentive
                            Agreement Between NTC and Incomnet, Inc., dated January 28, 1997. (Incorporated by reference from Incomnet, Inc.'s Pre-Effective Amendment
                            Number One to the Registration Statement on
                            Form S-3 filed with the Securities and Exchange Commission on March 24, 1997.)
             Exhibit 10.3 - Settlement Agreements With Prior Noteholders.
                            (Incorporated by reference from the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996.)
             Exhibit 10.4 - Form of 8% Convertible Note Issued by RCI in
                            January 1996. (Incorporated by reference from the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996.)
             Exhibit 10.5 - Form of Short-Term 10% Note Issued by RCI in
                            April 1996. (Incorporated by reference from the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996.)
             Exhibit 10.6 - Amended Carrier Switched Services Agreement with
                            Wiltel, Inc. dated June 17, 1996. (Incorporated by reference from Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996 and declared effective on October 31, 1996, or incorporated by reference from the Company's filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Certain information has been deleted from this agreement pursuant to a request for confidential treatment pursuant to Rule 406.)
             Exhibit 10.7 - Settlement Agreement Between Joel W. Greenberg
                            and Incomnet, Inc. (Incorporated by reference from the Company's Report on Form 8-K, dated June 7, 1996, relating to the settlement agreement with Joel W. Greenberg and his resignation as a director of the Company.)
             Exhibit 10.8 - Form of Registration Rights Agreement Between
                            Incomnet, Inc. and Purchasers of Series A
                            Convertible Preferred Stock. (Incorporated by reference from Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996 and declared effective on October 31, 1996, or incorporated by reference from the Company's filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.)
             Exhibit 10.9 - Form of Purchase Agreement for the Series A 2%
                            Convertible Preferred Stock. (Incorporated by reference from Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996 and declared effective on October 31, 1996, or incorporated by reference from the Company's filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.)
             Exhibit 10.10 -Management Incentive Agreement with NTC, dated
                            October 14, 1996. (Incorporated by reference from Incomnet, Inc.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 22, 1996.)
             Exhibit 10.11 -Settlement Agreements With Edward Jacobs and
                            Jerry Ballah, dated November 14, 1996.
                            (Incorporated by reference from

                            Incomnet, Inc.'s Registration Statement on Form S-3
                            filed with the Securities and Exchange Commission on
                            November 22, 1996.)
            Exhibit 10.12 - Shareholders Agreement for Rapid Cast, Inc.,
                            dated January 16, 1997. (Incorporated by reference
                            from Incomnet, Inc.'s Pre-Effective Amendment Number
                            One to the Registration Statement on Form S-3 filed
                            with the Securities and Exchange Commission on
                            March 24, 1997.)
            Exhibit 10.13 - Registration Rights Agreement for Rapid Cast,
                            Inc., dated January 16, 1997.  (Incorporated by
                            reference from Incomnet, Inc.'s Pre-Effective
                            Amendment Number One to the Registration Statement
                            on Form S-3 filed with the Securities and Exchange
                            Commission on March 24, 1997.)
            Exhibit 10.14 - Settlement Agreement and Mutual Release Between
                            Incomnet, Inc. and the RCI Parties, dated
                            January 9, 1996. (Incorporated by reference from
                            Incomnet, Inc.'s Pre-Effective Amendment Number One
                            to the Registration Statement on Form S-3 filed
                            with the Securities and Exchange Commission on
                            March 24, 1997.)
            Exhibit 10.15 - Lease Agreement By NTC for space in Honolulu,
                            Hawaii.
            Exhibit 10.16 - Credit Agreement dated March 27, 1997 between
                            National Telephone & Communication, Inc. and
                            First Bank & Trust, Irvine Regional office.
            Exhibit 21 -    Subsidiaries of the Registrant
            Exhibit 27 -    Financial Data Schedule

                                  INTRODUCTORY NOTE

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company and its subsidiaries, please be advised that the Company and its subsidiaries' actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company or its subsidiaries, disadvantageous currency exchange rates, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, including the pending class action and related lawsuits and SEC investigation, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its subsidiaries and businesses, adverse publicity and news coverage, inability to carry out marketing and sales plans, challenges to the Company's patents, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company.
In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                        PART I

ITEM 1.  BUSINESS

GENERAL:

Incomnet, Inc. (the "Company") was incorporated under the laws of the State of California on January 31, 1974. The Company is engaged in the following businesses:

TELEPHONE SERVICES- The Company, through its wholly-owned subsidiary, National Telephone & Communications,-Registered Trademark- Inc. (NTC), markets long distance telecommunications services to commercial and residential customers in the United States. Service is provided by procuring long distance telecommunications transmission services from long distance communication carriers at high volume wholesale rates and reselling those services at retail rates. NTC uses a network marketing program of independent representatives to sell its telecommunications-related services to retail customers. The growth in NTC's telecommunications-related revenues is directly tied to its network marketing program. NTC's independent representatives typically pay an annual fee for certain materials, training and services from NTC which are used by the independent representatives to sell new retail customers and enroll other representatives in the NTC program. NTC pays the independent representatives a residual monthly commission on the telecommunications revenue. In addition, the network marketing program pays various bonuses and overrides when and if representatives obtain a minimum number of new telephone customers within a specific 30 to 60 day period. This program has been designed to bring NTC new retail telephone customers even if little or no growth occurs in the marketing program revenues. The new telecommunications revenues generally lag the new marketing program revenues by one to three months. Sales from this segment accounted for 94.2% of the Company's total 1996 sales.

OPTICAL SYSTEMS-  The Company, through its 35%-owned subsidiary Rapid Cast, Inc.
(RCI), acquired in February 1995, manufactures and markets the FastCast-TM-LenSystem that allows retail optical stores and wholesale optical lens manufacturing laboratories to produce single vision, flat-top bifocal and progressive bifocal lenses on demand, in approximately 30 minutes. The FastCast-TM- LenSystem uses a series of high-accuracy prescription glass molds that are filled with a proprietary liquid monomer (plastic). When exposed to ultraviolet light within the system's curing chamber, the monomer undergoes a chemical reaction that rapidly "cures" or hardens the lens. Sales from this segment accounted for 4.4% of the Company's total 1996 sales. Rapid Cast's operating results are included in the accompanying financial statements.

NETWORK PRODUCTS AND SERVICES- The Company acquires and/or develops hardware and software, primarily for interactive data communications networks. In this regard, the Company operates a communications network known under the tradename "AutoNETWORK" that services the automotive dismantling industry in California, Nevada, Arizona, Oregon and Washington. Sales from this segment accounted for 1.4% of the Company's total 1996 sales.

NATIONAL TELEPHONE & COMMUNICATIONS, INC. (NTC):

PRODUCTS - NTC is an inter-exchange carrier and reseller of long distance telephone services to residential and small business customers throughout the United States. NTC's primary product is its Dial-1 Telephone Service. Its other long distance telephone products are 800-Number Services and Calling Card Services, which include the Flag Card, Sure$aver Card, Sure$aver Gold Card, Global$aver Card, and Call$aver Card.

In order to provide these products, NTC generally contracts to purchase long distance telephone time from national carriers at wholesale rates based upon high volume usage. NTC then resells this time to its customers at its own discounted retail rates which are generally 10% to 30% or more below AT&T's published, tariffed MTS rates. NTC's Dial-1 Service is transparent to its customers once a customer's long distance service has been converted to NTC. NTC's calling card products operate similarly to the calling card products offered by the major carriers. NTC's customers pay for their long distance calling usage either through direct billing from NTC , through billing from the customer's local exchange carrier ("LEC"), through direct billing by NTC of the customer's major credit card, or by prepaying for long distance time in the case of certain NTC calling card products. In certain states, NTC has an agency agreement with an unaffiliated company which bills customers' local intrastate calls through the local telephone company. Commencing in the second quarter of 1996, NTC increased its use of LECs to bill and collect telephone service accounts receivable. The increase in the use of LECs has increased the amount of time that it takes for NTC to receive payment on its accounts receivable.

NETWORK MARKETING PROGRAM - NTC markets its products on a nationwide basis through a multi-level, network marketing program of independent sales representatives. NTC authorizes and trains the independent representatives to resell its services to residential and small business customers, and allows the individual representatives to build up their own "downline" sales force of other independent representatives. NTC currently has in excess of 40,000 independent representatives in its network marketing program. Once an independent representative has signed up a long distance telephone customer on one or more of NTC's services/products, the customer becomes an NTC customer. NTC takes over the servicing and billing of the customers as well as the collection of monies owed by the customers for their use of the NTC telephone services/products. NTC pays each independent representative a commission on the telephone usage monies billed to those retail telephone customers who are directly sourced by that representative. NTC also pays override commissions to each independent representative on the monies billed to those telephone customers sourced by the representative's downline as well as a bonus percentage of all telephone monies billed by NTC from the retail telephone customers collectively sourced by all independent representatives, if certain minimums of retail telephone business are personally achieved by the representative. In addition, NTC pays sales quota bonuses to independent representatives for assisting other representatives to obtain certain minimum quotas of new retail long distance telephone business. NTC does not pay any monies to independent representatives simply for recruiting other representatives into NTC's network marketing program. NTC generally maintains communications with its independent representatives through (1)
NTC's proprietary communications systems, (2) NTC's internal personnel dedicated to the support of the independent representatives, (3) various NTC manuals, newsletters and other publications that are periodically and continually sent to the independent representatives, (4) NTC's network of senior independent representatives, and (5) various training programs offered by NTC and its senior independent representatives throughout the United States.

NTC believes it is in compliance with all State and Federal regulations governing multi-level marketing companies. However, to ensure the Company has objective and knowledgeable outside legal opinion in this area, NTC has formed a Regulatory Compliance Committee consisting of four former States Attorney General that periodically reviews NTC's marketing programs for such compliance.

DISCLOSURE OF INDEPENDENT REPRESENTATIVE ORGANIZATIONS RELATED TO NTC EXECUTIVES
- In order to eliminate potential conflicts of interest, at the end of 1992, NTC implemented its current policy that no senior, decision-making NTC executive or officer may have a downline organization of independent representatives involved with the selling of NTC's long distance telephone services and/or marketing programs ("Executive Downlines"). Violation of this policy subjects such an NTC officer/executive to immediate termination and forfeiture of all past and future commissions from such disallowed Executive Downlines. To the best of the Company's knowledge, none of NTC's senior officers/executives have an Executive Downline, including Ed Jacobs (Chairman of the Board), James R. Quandt (President), Victor C. Streufert (Vice President of Finance and Administration and Chief Financial Officer), Debra Chuckas (Vice President-Marketing Support), Louis W. Cheng (Vice President-Information Services), and Michael A. Keebaugh (Vice President of Operations).

In addition, NTC's current policy requires full disclosure by all senior NTC officers and executives of any NTC downline organizations headed by an immediate family member of such senior officer or executive as well as disclosure of the personal involvement of an immediate family member in the sale of NTC's long distance telephone services to retail customers ("Immediate Family Customers/Downlines"). To the best of the Company's knowledge, none of NTC's senior officers or executives have Immediate Family Customers/Downlines.

WILTEL CONTRACT - In September 1995, NTC entered into a new carrier contract with Wiltel, Inc. of Tulsa, Oklahoma, a subsidiary of WorldCom, Inc., covering a potential volume purchase of $600 million of long distance telephone time over a five year period commencing in November 1995. Effective February 1996, NTC entered into a revised multiple-year $1.0 billion contract with Wiltel, Inc., which has a fixed term expiring January 2002. As in the prior carrier contract with Wiltel, Inc., NTC has committed to purchase the designated volume of telephone time in accordance with a schedule over the term of the contract. NTC currently relies in part on the purchases of another unaffiliated long distance telephone service provider to meet its volume purchase requirements under the new contract.

MANAGEMENT INCENTIVE AGREEMENT - On January 28, 1997 the Company entered into an amended and restated management incentive agreement with NTC pursuant to which the Company agreed to spin-off 10% of the shares it owns in NTC, to establish stock option programs for the senior executives, employees and key independent sales representatives of NTC, and to vote its shares for NTC management's slate of director nominees. The new management incentive agreement entirely supersedes the incentive agreements entered into by the Company with NTC in February and November 1996. See "Item 5. Other Information - Agreement with NTC Management" in the Company's Form 10-Q for the quarter ended September 30, 1996. In November 1996 the Company also entered into settlement agreements with Edward Jacobs and Jerry Ballah (the former Executive Vice President and director of NTC, who is now the Executive Director, Global Marketing of NTC's network marketing program as a consultant to NTC), pursuant to which mutual general releases were given. The Company agreed to assume certain debt obligations of Mr. Jacobs and Mr. Ballah to NTC, as well as to make a cash payment to them to cover their tax liabilities from the debt forgiveness. See "Item 5. Other Information - Settlement Agreement with NTC Directors" in the Company's Form 10-Q for the quarter ended September 30, 1996. With respect to a potential spin-off of NTC shares by the Company, there is no assurance as to if or when a spin-off will occur, or whether or not NTC will make a public offering of its stock.

The amended and restated management incentive agreement essentially contains the same terms and conditions as the agreement entered into in November 1996, except as follows: The Company and NTC agree that the Company, as the owner of 100% of the total issued and outstanding stock of NTC, owns ten million shares of NTC. The three NTC stock option plans previously agreed to have been revised. The Company and NTC have now agreed that there will be three stock option plans and one convertible debt plan. The exercise price of all stock options issued under the option plans will not be less than the fair market value of NTC common stock on the date of the grant, and the conversion price of the convertible debt issued under the convertible debt plan will not be less than the fair market value of NTC common stock on the date of the issuance of the convertible debenture. Shares issuable pursuant to the plans are expected to be registered with the Securities and Exchange Commission no later than at the time of NTC's planned public offering. Upon the creation of the plans and first grant of options and convertible debt units pursuant to the plans, Edward Jacobs will waive his rights to all remaining outstanding unexercised warrants and options issued to him by the Company pursuant to his employment agreement, dated December 28, 1994.

The first stock option plan is the one for key independent sales representatives. A total of 2,884,615 shares are reserved for issuance under this plan. Options to purchase 961,538 shares of NTC common stock have been granted to key independent sales representatives who are Corporate Team members, 480,769 of which will vest on June 30, 1998, subject to acceleration if NTC's public offering occurs prior to January 1, 1998. Options to purchase the other 480,769 shares will vest on June 30, 1999. The remaining 1,923,077 shares reserved for issuance pursuant to stock options granted under this plan may be granted to key independent sales representatives after each of June 30, 1997, December 31, 1997, June 30, 1998 and December 31, 1998 if NTC's gross revenues for the three month periods ending on each of such dates exceed NTC's gross revenues for the corresponding three month periods ending December 31, 1996, June 30, 1997, December 31, 1997 and June 30, 1998, by the percentage amounts indicated on the following table:


    Percentage Increase in NTC Gross Revenues In           Number of Options Available For Grant At End
           Comparative Three Month Period                                 of Each Period(1)
           ------------------------------                                 -----------------
                        30%                                                    125,000

                        40%                                                    250,000

                        50%                                                    500,000(1)

--------------------

(1) Stock options in the amount indicated may be granted at the end of each of the four comparative three month periods. If the percentage increase for all four of the comparative periods is 50% or more, then the total stock options available for grant in the fourth period would be 423,077 instead of 500,000 because there are 1,923,077 (not 2,000,000) options available for grant under this portion of the key independent sales representatives' stock option plan.

These stock options, once granted, will vest in four equal annual installments on each anniversary date after the stock option grant date. The NTC Board of Directors will determine when and to whom these stock options will be granted.

The second stock option plan is the one for NTC executives, employees and key consultants. A total of 3,705,001 shares are reserved for issuance under this plan. Options representing 1,446,076 of these reserved shares will be subject only to a time-in-service vesting requirement, but in no event will such options vest prior to January 1, 1998. Options representing 1,682,051 of the reserved shares will vest in four equal annual installments on each anniversary date of the option grant date, subject to the acceleration of vesting in the event that NTC achieves certain income targets in 1997, to be determined by the NTC Board of Directors. No more than 480,770 shares issuable pursuant to options granted under this plan may be issued to persons eligible to receive convertible debt units under the Senior Executive and Consultant Convertible Debt Plan described below in this section. The NTC Board of Directors will determine when and to whom these stock options will be granted.

Options representing 576,924 shares will be reserved under this plan for issuance to persons eligible to receive convertible debt units under the Senior Executive and Consultant Convertible Debt Plan described below in this section in equal amounts. These options will be granted upon the creation of the plan but will not vest until January 31, 2002, except that the vesting of these options will accelerate in the following amounts if NTC achieves revenues which exceed the following amounts for any calendar quarter ending prior to January 1, 2000.

           QUARTERLY REVENUES            NUMBER OF SHARES VESTING
           ------------------            ------------------------
              $100 million                       192,308
              $125 million                       192,308
              $180 million                       192,308

The third stock option plan is the one for members of NTC's Board of Directors. A total of 300,000 shares are reserved for issuance under this plan. Each director of NTC will receive an option to purchase 25,000 shares of NTC common stock which will vest in four equal annual installments on each anniversary date of the option grant date.

The fourth option plan is the Senior Executive and Consultant Convertible Debt Plan for Edward Jacobs and Jerry Ballah. A total of 2,664,231 shares are reserved for issuance under this plan to be allocated between Mr. Jacobs and Mr. Ballah as determined by the NTC Board of Directors. These units will vest upon grant. A portion of the convertible debt units granted under this plan may be assignable.

The amended and restated NTC management incentive agreement provides that, until four additional independent directors are appointed to the NTC Board of Directors, if a vacancy is created on the NTC Board of Directors by reason of the death, resignation or removal, with or without cause, of Mr. Jacobs or Mr. Ballah, then the Company has agreed to vote its shares for the individual nominated by the remaining NTC management director. In addition to the regular members of the NTC Board of Directors, a key independent sales representative may be nominated and elected to the NTC Board of Directors on a rotating basis, such that the same sales representative cannot serve consecutive terms. NTC has agreed to make total cash payments to the Company on or before December 31, 1997 equal to $2,200,000, of which $1,200,000 of payments have already been made as of March 17, 1997. The cash payments of up to $2,200,000 by NTC to Incomnet, Inc. will be treated as a return of capital to the Company. NTC may make advances to Incomnet, Inc. in excess of its cash payment obligation of $2,200,000, subject to the limitations of its credit agreement, which Incomnet, Inc. will be obligated to repay with interest upon demand. Any charge to earnings or taxable income associated with advances made by NTC to Incomnet, Inc. or costs incurred in the spin-off of NTC shares will be incurred by Incomnet, Inc. for financial reporting purposes rather than by NTC.

REINCORPORATION OF NTC IN DELAWARE

Effective March 21, 1997, NTC, previously a Nevada corporation, reincorporated under the laws of the State of Delaware. Pursuant to its new Articles of Incorporation, NTC has authorized 100 million shares of common stock, par value $.01 per share, of which 10 million shares are issued and outstanding, all of which are held by Incomnet Inc., and 1.5 million shares of preferred stock, none of which are issued or outstanding.

RAPID CAST, INC. (RCI):

GENERAL - RCI is a Delaware corporation formed in February 1994 which acquired 100% of the outstanding capital stock of Q2100, Inc. ("Q2100") from Pearle, Inc., an unaffiliated subsidiary of Grand Metropolitan, Ltd., a United Kingdom conglomerate. Q2100 owns certain domestic and foreign patents and patent applications relating to a new technology, commonly known as Thick Film Radiation Cured Polymer Technology (the "Technology"), which enables retail optical stores and wholesale optical lens manufacturing laboratories to produce many prescription ophthalmic lenses on site at a cost generally lower than if they were purchased from third party manufacturers or distributors. RCI is marketing the Technology under the name Fast Cast-TM- LenSystem.

THE OPTICAL MARKETPLACE - Nearly 60% of the United States population (approximately 151 million people) required some form of vision correction in 1992, according to CENSUS INTERNATIONAL '93: THE OPTICAL INDUSTRY FACT BOOK ("Census93"). It is estimated that, by the year 2000, the United States prescription eyewear population will rise to approximately 164 million people and that, in the following decade, over 180 million people will use prescription eyewear products. Census93 reports that, in the approximately $11.9 billion United States retail optical market in 1992, the average optical retailer's breakdown of dollar revenue by product category was: (a) approximately 47% (or nearly $5.6 billion) from the sale of eyeglass lenses and lens treatments (e.g., the application of scratch-resistant and ultraviolet coatings), (b) approximately 38% from the sale of eyeglass frames and sunglasses, and (c) approximately 15% from the sale of contact lenses.

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

THE PRODUCTION AND DISPENSING OF PRESCRIPTION EYEGLASS LENSES - As previously noted, approximately 77% of all conventional single vision and multifocal prescription eyeglass lenses are currently manufactured from glass or hard-resin plastic. According to Census93, during the years 1991 through 1993 hard-resin plastic was used in the manufacturing of approximately 82% of all prescription lenses made from conventional materials. Although there can be no assurance in this regard, RCI anticipates that the use of glass in manufacturing conventional lenses will decrease over time due to a variety of factors, including its relatively greater weight and inferior impact resistance.

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

Largely as a result of these limitations in the ability of retail lens dispensers to provide consumers with same day service for certain lenses, full service eyeglass lens manufacturing began to move into retail optical outlets in the form of the so-called "superoptical store". Many of these superstores are operated by the large retail optical chain stores, such as LensCrafters, Opti-World and Pearle Express. A "superoptical store" is generally understood in the United States optical industry to be a retail store with the on-site equipment necessary to produce the great majority of finished prescription lenses in about one hour. The required equipment generally consists of a surfacing (or grinding) laboratory and a finishing machine. According to Census93, superoptical stores rarely fall below 1,900 square feet in total area. In addition to an investment in equipment and space, a superoptical store typically requires the maintenance of a largely idle inventory of semi-finished lens blanks.

THE FAST CAST LENSYSTEM - The LenSystem incorporates a new technology called Thick Film Radiation Cured Polymer Technology, which uses ultraviolet light instead of heat to initiate the chemical reaction that hardens the Fast Cast Liquid Monomer into a plastic lens. The Technology resulted from a research program that was initially begun in 1985 by the University of Louisville. In 1988, Dr. Larry Joel, one of the RCI founding shareholders, and others formed ORGIC, which contracted with the University of Kentucky to sponsor and continue that research program in return for the ownership of all resulting patents and discoveries. By 1990, ORGIC (then majority-owned by Dr. Joel and the predecessor of Q2100) had developed and tested a new liquid monomer, an ultraviolet curing unit and a lens casting machine. ORGIC believed that equipment utilizing the Technology could permit on-site production of prescription eyeglass lenses at a low cost and in a very short amount of time. ORGIC also believed that, in order to commercialize the use of such equipment and effectively bring it to the marketplace, financial and other resources would be required that ORGIC did not possess. In 1991, ORGIC, with the Technology (together with all related issued patents and patent applications), was sold to Pearle and subsequently renamed Q2100, Inc. On February 8, 1995, RCI purchased 100% of Q2100 from Pearle, and the Company purchased 51% of RCI. See "Item 1. Business - Acquisition of Rapid Cast, Inc." in the Company's Form 10-K for the fiscal year ending December 31, 1995.

TECHNICAL OVERVIEW OF THE FAST CAST LENSYSTEM - The Rapid Cast LenSystem consists of three primary components: The Fast Cast Mold and Gasket Library, the Fast Cast Liquid Monomer (the "Monomer"), and the Fast Cast Ultraviolet Curing Unit (the "Curing Unit"). The Fast Cast Mold and Gasket Library is used to create the actual mold assembly from which a lens will be made. Once the type of lens (i.e., single vision, flat-top bifocal or progressive bifocal) and prescription to be produced are known, a front mold and a back mold are selected from an easy to read wall chart. A gasket is used to hold the front and back molds in place, creating a mold assembly consisting of a hollow cavity. This cavity is then filled with the Fast Cast Liquid Monomer.

The Fast Cast Liquid Monomer is a proprietary monomer that is injected in liquid form into the mold assembly using a standard squeeze bottle. This Monomer is a "thick film" monomer, meaning that its thickness is best measured in parts of centimeters (as opposed to thin film monomers, which are measured in parts of millimeters). The Fast Cast Liquid Monomer is chemically inert and, because it is cured by ultraviolet light, does not require the addition of a separate chemical initiator for the hardening process. As a result of its chemical stability, the Fast Cast Liquid Monomer has a shelf-life of many years and does not require special shipping and storage precautions. These advantages are not generally realized by conventional lens manufacturing processes which use hard-resin monomers to produce plastic lenses. These conventional monomers (such as the CR-39 Monomer, which has long been the substance most commonly used in manufacturing plastic lenses) require the addition of chemical initiators prior to being cured, and those initiators are in some cases flammable or explosive prior to being mixed with the monomer. Temperature-controlled shipping and storage arrangements must accordingly be made, and cold storage facilities must be utilized even after the monomer and initiator are mixed, since the resulting substance hardens and becomes useless when exposed for an extended period to temperatures above approximately 25 degrees fahrenheit.

The Curing Unit controls the chemical reaction that occurs when the Fast Cast Liquid Monomer is exposed to ultraviolet light. It monitors the exact temperature of the lens during this reaction, utilizing multiple cold air jets to control the temperature of each sector of a lens. The Curing Unit also continuously monitors the energy output of the ultraviolet light in order to maintain a constant output, even with fluctuations in electrical current. RCI currently intends to utilize two versions of the Curing Unit, which differ only in the quantity of the lenses that can be produced at one time. The Premier Curing Unit will cure two pairs of lenses within approximately 30 minutes. The smaller Deluxe Curing Unit will cure one pair of lenses in the same amount of time. In addition, the front mold assembly may be coated with a scratch resistant coating and then cured with high intensity UV light onto the mold surface. This coating then adheres to the lens during the curing process.

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

Certain RCI customers have experienced technical problems with the LenSystem, including the calibration of the molds, the generation of heat by the Curing Unit, and related problems. As a result, machine orders have declined significantly while RCI works on corrective measures. While RCI management believes that the design and functional problems can be corrected, there is no assurance that these problems will be resolved or that new problems will not arise. There is no assurance that the rate of machine orders received by RCI will stabilize or increase in the future.

MARKETING AND PRICING STRATEGY - RCI expects that initially the bulk of RCI's revenues will be derived from sales of equipment and that as the installed base of equipment stabilizes, an increasing share of revenues will be derived from Monomer sales. RCI is initially seeking to market the LenSystem principally to operators of retail optical stores and small to mid-sized wholesale lens manufacturing laboratories, both inside and outside the United States. Currently the sale price for a single LenSystem with one set of molds is approximately $37,000 for a smaller unit and $43,000 for a larger unit. Operators may be able to lease RCI equipment from third party lessors for approximately $750 to $950 per month at current interest rates over a 60 month period. RCI expects that each purchaser or lessee of a LenSystem will at least initially use RCI's Fast Cast Liquid Monomer.

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

MANUFACTURING STRATEGY - RCI currently does not have the facilities or the experience to manufacture the components of the LenSystem and has no plans to develop its own manufacturing capabilities. RCI currently has such components manufactured through subcontractors.

RESEARCH AND DEVELOPMENT STRATEGY - RCI anticipates that its research and development efforts will emphasize the further development and enhancement of the Technology and the LenSystem, generally in response to potential future changes in technologies, customer preferences and optical industry standards. Should RCI be unable to anticipate these changes (whether because of a lack of adequate research and development funding or otherwise) or fail to improve the LenSystem or develop new technologies in response to these changes, RCI's ability to grow and become profitable could be materially adversely affected. RCI has experienced several customer requests for service and replacement parts due to problems with the design and functioning of certain aspects of the Fast Cast LenSystem. As a result, RCI is making design modifications and servicing these customers, which have resulted in increased costs and slower sales than anticipated. RCI believes that it will be able to satisfy these customers and make the necessary design modifications to solve the problems. There is no assurance, however, that RCI's design modifications will solve the current problems with the Fast Cast LenSystem or that future design and operating problems may not occur.

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

MAINTENANCE, WARRANTY AND INSURANCE - Initial sales of LenSystems are supported by sales and technical representatives who provide installation and training services. RCI provides its customers with a complete operations manual and training videos. RCI currently offers the LenSystem with a one year warranty for parts and labor. RCI currently maintains product liability insurance which provides coverage of $6,000,000 per occurrence and $7,000,000 in the aggregate. There can be no assurance that the coverage provided by those policies is sufficient to protect RCI against liability. RCI's inability or failure to protect itself adequately against such liabilities could have a material adverse effect upon its prospects, financial condition and results of operations.

COMPETITION - The prescription ophthalmic lens industry is intensely competitive. Numerous manufacturers and distributors currently supply United States lens dispensers, including such dispensers as retail optical stores and small to mid-sized wholesale optical lens manufacturing laboratories. These are the customers to whom RCI initially intends to market the LenSystem. Many of these manufacturers and distributors are currently capable of supplying lenses to a lens dispenser within 24 hours after receipt of the dispenser's order, and, in many cases they can do so at prices competitive with the cost of producing such lenses utilizing the LenSystem. Innotech Corporation is one competitor of
RCI which uses plastic to produce lenses.   RCI believes that the LenSystem has
superior quality (i.e. better durability) and equivalent pricing to other manufacturers of single vision lenses, and both superior quality and lower pricing with respect to flat-top bifocal and progressive bifocal lenses.

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

PATENTS AND PROPRIETARY RIGHTS - In February 1995 RCI acquired all of the capital stock of Q2100 and thus all of Q2100's issued patents and patent applications that relate to the Technology. RCI is not aware that any party, in the United States or elsewhere, has challenged the validity or enforceability of the issued patents relating to the

Technology, other than the patent dispute with Ronald D. Blum O.D., which was settled in January 1997. See "Item 3. Legal Proceedings - Settlement of Patent Infringement Lawsuit."

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

No assurance can be given that the issued patents relating to the Technology will afford protection against competitors with similar technology, or that any fo such patents will not be infringed, designed around by others or invalidated. Applications of the Technology (or future technologies RCI may develop) may infringe patents or proprietary rights of others. If any licenses are found to be required in order for RCI to use the Technology or other processes or products, such licenses may not be available on acceptable terms, if at all. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any patent owned by RCI or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent can be substantial and could have a material adverse effect upon RCI's financial condition and results of operations.

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

Although RCI intends to protect its rights vigorously, there can be no assurance that trade secrets will be established or maintained, that secrecy, confidentiality or nondisclosure agreements will be honored, or that others will not independently develop similar or superior technologies. To the extent that employees, consultants or other third parties (such as prospective joint venturers or subcontractors) apply technological information to RCI's projects which has been independently developed by them or others, disputes may arise as to the proprietary rights to such information, which disputes may not be resolved in favor of RCI. RCI currently utilizes the tradenames and marks "Fast Cast," "Rapidcast," and "LenSystem." None of these marks have been federally registered.

GOVERNMENTAL REGULATION - The lens produced by the LenSystem may be medical "devices" within the meaning of the Federal Food, Drug and Cosmetic Act (the "Food and Drug Act"), but management believes that the lenses may be marketed without pre-market notification, review, approval or clearance by the Federal Food and Drug Administration ("FDA"). Other requirements, principally those concerning impact resistance, good manufacturing practices, labeling and reporting of certain alleged adverse effects, apply to RCI's business. Although the FDA may disagree, RCI also believes that the LenSystem is itself not a "medical device" under the Food and Drug Act. Certain state and local governmental authorities (such as the State of California) also regulate medical device manufacturers. Depending upon where LenSystem equipment is manufactured, RCI may be subject to such additional regulations. Although there can be no assurance in this regard, RCI does not anticipate that compliance with such governmental regulation will have an adverse effect upon its business.

RECENT CAPITALIZATION OF RCI:

On January 16, 1997, Rapid Cast, Inc., a minority owned subsidiary of the Company, issued 8,000,000 shares of Series A and Series B 7% Convertible Preferred Stock to institutional investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended. The investors contributed $12,000,000 in capital in consideration for the issuance of 7,275,000 shares of voting Series A 7% Convertible Preferred Stock and 725,000 shares of nonvoting Series B 7% Convertible Preferred Stock. The investors also have the option to purchase up to an additional 6,666,666 shares of voting or nonvoting 7% Convertible Preferred Stock from RCI for a purchase price $1.50 per share, exercisable with respect to 3,333,333 of the shares upon the sooner to occur of (i) the appointment of a permanent Chief Executive Officer of RCI, or (ii) July 15, 1997, or the option relating to those shares will expire unexercised. The option with respect to the remaining 3,333,333 shares must be exercised on or before July 16, 1998, or the option with respect to those shares will expire unexercised. Frank Pipp, the new Chairman of the Board of Directors of RCI, also has an option to purchase up to 1,333,333 shares of Series A 7% Preferred Stock at any time until July 15, 1998 for a price of $1.50 per share. The Company's ownership of RCI will be diluted to the extent that those investors or Mr. Pipp exercise their options to purchase additional shares of Series A 7% Preferred Stock.

The proceeds of the issuance of the Series A and Series B 7% Convertible Preferred Stock were utilized by RCI (i) to repay short-term bridge loans made to RCI by its shareholders, including Incomnet, Inc., in the approximate total amount of $3,705,430; (ii) to repurchase 1,200,000 shares of RCI common stock from Dr. Larry Joel for a redemption price of $1.28 per share; (iii) to make the final settlement payment and license new technology for $325,000 on the patent infringement lawsuit known as RONALD BLUM, O.D. VS. RAPID CAST, INC., ET AL., which has been dismissed; (iv) to repay the bank line of credit with Bank Leumi in the approximate outstanding amount of $500,000 plus interest; (v) to pay placement costs of approximately $700,000; (vi) to pay all overdue trade payables in the approximate outstanding amount of $1,700,000, and (vii) the balance for working capital. The outstanding RCI founder loans in the approximate outstanding principal balance of $1,205,000 on the date of the closing, the other RCI shareholder bridge loans which were not repaid from the proceeds of the private placement of the Series A and Series B 7% Convertible Preferred Stock, and the outstanding 8% convertible notes in the approximate outstanding balance of $648,000 (which were convertible into RCI common stock at a price of $.80 per share), were all converted into newly issued RCI common stock and Series C 7% Convertible Preferred Stock as follows:

                                            No. of Shares of
                                                Series C                  No. of Shares
Name of RCI Shareholder                    Preferred Stock(1)          of Common Stock (2)
-----------------------                    ------------------          -------------------
Robert Cohen                                     121,543                     260,708(3)
Alan Cohen                                       120,194                     260,708(5)
Jeff Rubin                                       122,260                      45,752
Dr. Shawn Zimberg                                111,781                     135,252
Dr. Larry Joel(6)                                   0                        255,099
Huberfeld Bodner Partnership                        0                        543,390
Martin Price                                      27,485                      52,628
Incomnet, Inc.                                      0                        428,570

--------------------
(1) Issued at a price of $1.50 per share.

(2) Issued at a price of $.80 per share with respect to the conversion of the outstanding principal balance of the 8% convertible promissory notes, and $1.28 with respect to the conversion of the RCI founder loans, the accrued but unpaid interest on the 8% convertible promissory notes, the unpaid bridge notes and accrued interest.

(3) Includes 36,603 shares issued in the name of Robert Cohen's children.

(4) Includes 120,194 shares issued in the name of Alan Cohen's children.

(5) Includes 36,602 shares issued in the name of Alan Cohen's children.

(6) In September 1996 Dr. Joel surrendered 142,222 shares of RCI common stock to RCI as the settlement payment for $448,000 of liabilities owed by Dr. Joel to RCI.

From the proceeds of the capitalization of RCI on January 15, 1997, Incomnet, Inc. was repaid $2,647,348 of principal and accrued interest on its short term bridge loans which it made to RCI during the period from April 1996 through January 1997. RCI also issued 428,570 shares of its common stock to Incomnet, Inc. in exchange for the conversion by Incomnet, Inc. of $326,400 of 8% convertible promissory notes purchased by it from RCI in January 1996. Incomnet, Inc. now owns 10,628,570 shares of RCI common stock. Melvyn Reznick was repaid $80,000 plus interest at the rate of 10% per annum for the loan he made to RCI in late December 1996, and Stephen Caswell was repaid $12,500 plus interest at the rate of 10% per annum for the loan he made to RCI in early January 1997.

Pursuant to its Amended and Restated Certificate of Incorporation filed on January 15, 1997, RCI is authorized to issue a total of 60,000,000 shares of common stock, 22,000,000 shares of which are nonvoting common stock, and 42,500,000 shares of preferred stock, all having a par value of $.001 per share. As of March 17, 1997, RCI has a total of 22,233,335 shares of common stock issued and 20,891,113 outstanding, 10,628,570 of which are owned by Incomnet, Inc., 7,275,000 shares of voting Series A 7% Convertible Preferred Stock, 725,000 shares of nonvoting Series B 7% Convertible Preferred Stock, and 503,264 voting Series C 7% Convertible Preferred Stock. Incomnet, Inc. does not own any outstanding RCI preferred stock. Each share of issued and outstanding Series A, Series B and Series C Preferred Stock is convertible into one share of RCI common stock (subject to adjustment) at any time at the option of the preferred shareholder, and automatically upon the occurrence of a "qualified public offering" by RCI, as that term is defined in the Certificate of Determination of Rights, References and Privileges for all outstanding series of RCI preferred stock. The terms of conversion and other rights of the outstanding RCI preferred stock are all subject to customary adjustments and antidilution provisions in the event of stock splits, certain stock dividends, stock combinations, reorganizations, recapitalizations and similar events. A "qualified public offering" by RCI occurs when RCI makes a public offering of its securities having gross proceeds of at least $20,000,000 and an offering price of at least $1.90 per share if it occurs on or prior to December 31, 1997, $2.14 per share if it occurs on or prior to June 30, 1998, $2.40 per share if it occurs on or prior to December 31, 1998, $2.69 per share if it occurs on or prior to June 30, 1999, $3.02 per share if it occurs on or prior to December 31, 1999, $3.40 per share it occurs on or prior to June 30, 2000, $3.81 per share if it occurs on or prior to December 31, 2000, $4.29 per share if it occurs on or prior to June 30, 2001, $4.82 per share if it occurs on or prior to December 31, 2001, $5.41 per share it if occurs on or prior to June 30, 2002, and $6.08 per share if it occurs after June 30, 2002, in each case as adjusted for stock splits, certain stock dividends, stock combinations and similar events.

The Series A, Series B and Series C 7% Convertible Preferred Stock have a liquidation preference of $1.50 per share. All outstanding RCI preferred stock have a cumulative noncompounded dividend of 7% per annum which must be declared and paid in full before any dividends may be declared or paid on the RCI common stock. All dividends on outstanding RCI preferred stock, regardless of whether Series A, Series B or Series C, must be declared and paid ratably on all such outstanding preferred stock. Each holder of outstanding RCI preferred stock has the right to be paid the 7% dividend, when declared, either in cash, in shares of Series A, Series B or Series C Preferred Stock (at a price of $1.50 per preferred share, subject to adjustment), or in a combination of cash and preferred stock. The cumulative unpaid dividend on the outstanding RCI preferred stock must be paid in full in shares of RCI common stock (at a price of $1.50 per common share, subject to adjustment) or in cash, at the option of the preferred shareholder, upon the conversion of the preferred stock into common stock. The preferred shareholder may require RCI to redeem the outstanding preferred stock beginning after January 1, 2003 if the preferred stock has not otherwise been converted. The redemption price would equal the original issue price plus cumulative unpaid dividends. The Certificate of Determination for the outstanding RCI preferred stock contains numerous restrictive covenants applicable to RCI with respect to the incurrence of debt, sale of assets, issuance of shares, mergers, reorganizations, recapitalizations, affiliate transactions, and similar transactions by RCI.

In connection with the issuance of the preferred stock by RCI, RCI and its shareholders entered into a Registration Rights Agreement, a Shareholders Agreement and related agreements governing the outstanding RCI shares and the management of RCI.

Pursuant to the Registration Rights Agreements, the Series A and Series B Preferred Shareholders have priority demand and piggyback registration rights with respect to the shares of RCI common stock issuable upon the conversion of the preferred stock, and issuable upon the exercise of warrants held by them. The Series A and Series B Preferred Shareholders are the only RCI shareholders with demand registration rights, of which they have three for less than $5,000,000 of proposed sales and an unlimited number of proposed sales in excess of $5,000,000. With respect to piggyback registration rights, the holders of Series A and Series B Preferred Stock are entitled to 80% of the available registration of shares for selling security holders on a pro rata basis, and the other existing RCI shareholders are entitled to 20% of the available share registration for selling security holders on a pro rata basis, subject to other conditions and limitations.

Pursuant to the RCI Shareholders Agreement, the RCI shareholders and RCI are granted certain first rights of refusal to purchase RCI stock proposed for sale by other RCI shareholders. The RCI Shareholders Agreement imposes certain other restrictions on the transferability of RCI shares, except for Rule 144 sales, a sale of shares in a public offering pursuant to the Registration Rights Agreement, and a transfer to RCI. The RCI shareholders also agree to vote their shares so that (i) the RCI Board of Directors will consist of nine members, (ii) subject to certain conditions, the RCI Board of Directors will consist of two members designated by J.P.Morgan Investment Corporation and its related investors, two members designated by Clipper Capital Associates, L.P. and its related investors, one member designated by Incomnet, Inc., provided, that if Incomnet, Inc. undergoes a "change of control" (defined as the cessation of Melvyn Reznick's service on the RCI Board of Directors for any reason or certain other changes in the Incomnet, Inc. Board of Directors or the stock ownership of Incomnet, Inc.), then the Incomnet designee must be approved by a majority of the other members of the RCI Board of Directors, one member designated by Jeff Rubin, one member designated by Robert Cohen, one member (initially Frank Pipp) designated by a majority of the RCI Board of Directors who qualify as outside directors and approved by a majority of the RCI shareholders, and one member who is the interim or permanent Chief Executive Officer of RCI. RCI has established Executive, Audit and Compensation Committees.

The following persons are the current members of the RCI Board of Directors and its Committees:

I.    BOARD OF DIRECTORS(1)

      Molly F., Ashby (J.P. Morgan Designee)
      Robert Cohen
      Patrick H. Garrett (J.P. Morgan Designee)
      Kevin A. Macdonald (Clipper Designee)
      Frank Pipp (Chairman and Interim Chief Executive Officer)(2) Melvyn Reznick (Incomnet Designee)
      Jeff Rubin

II.   EXECUTIVE COMMITTEE

      Molly F., Ashby (Chairman)
      Kevin A. Macdonald
      Frank Pipp

III.  COMPENSATION COMMITTEE

      Patrick H. Garrett (Chairman)
      Kevin A. Macdonald
      Frank Pipp
      Melvyn Reznick

IV.   AUDIT COMMITTEE

      Melvyn Reznick (Chairman)
      Patrick H. Garrett

      Kevin A. Macdonald

--------------------
(1) The Board of Directors currently has one vacancy which is reserved for the permanent Chief Executive Officer when he is hired.

(2) John L. Vidovich is currently a consultant and acting co-Chief Executive Officer of RCI with Frank Pipp. Mr. Vidovich may become the permanent Chief Executive Officer of RCI. The permanent Chief Executive Officer of RCI is expected to join the RCI Board of Directors and may join one or more of its Committees.

Upon the completion of a "qualified public offering" by RCI, as that term is defined in the Certificate of Determination for the outstanding RCI preferred stock and as described above, the voting and transferability restrictions in the RCI Shareholders Agreement generally terminate, except that the RCI shareholders agree to vote for one director designee each for J.P. Morgan and Clipper after the "qualified public offering" as long as their investors hold a specified minimum number of shares of RCI. The RCI Shareholders Agreement grants the RCI shareholders pro rata preemptive rights to purchase new securities proposed to be issued by RCI, except in circumstances such as when RCI makes a public offering, issues stock to acquire another company in a purchase, merger or other reorganization, issues stock pursuant to outstanding conversion rights, options or warrants, issues up to 120,000 shares to John L. Vidovich or 450,000 shares to Frank Pipp, implements a stock split or stock dividend, or issues stock after a "qualified public offering" by RCI.

In connection with the short term bridge loans made to RCI from April 1996 to January 1997 and the issuance of the preferred stock by RCI on January 16, 1997, RCI issued options and warrants to purchase its common stock, and amended and restated its 1994 Stock Option Plan. The RCI 1994 Stock Option Plan was amended to authorize and reserve up to 4,514,732 shares of its common stock for issuance upon the exercise of stock options granted and which may be granted by the RCI Board of Directors in the future. Under the RCI 1994 Stock Option Plan, a total of 3,260,000 stock options have been granted to various officers, directors, employees and key consultants of RCI. The exercise price of 1,408,000 of the stock options is $2.25 per share and the exercise price of 1,342,000 of the stock options is $2.00 per share. These stock options have vested (subject to continued employment) and are exercisable at any time from the date of grant until dates ranging from November 1, 2005 until July 31, 2006. Melvyn Reznick was granted 100,000 of these options by RCI, having an exercise price of $2.25 per share and exercisable at any time until July 31, 2006. Frank Pipp was granted 450,000 of these stock options to purchase a total of 450,000 shares of RCI common stock at any time until January 20, 2007, 225,000 to which may be purchased at an exercise price of $1.28 per share and 225,000 of which may be purchased at an exercise price of $4.00 per share. RCI also granted to John L. Vidovich 60,000 of these stock options to purchase 60,000 common stock at any time until January 20, 2007 at an exercise price of $1.28 per share.

RCI issued to the purchasers of the Series A and Series B Preferred Stock warrants to purchase 1,400,000 shares of RCI common stock at an exercise price of $1.74 per share, exercisable at any time until January 16, 2004. The holders of these warrants have certain registration rights under the Registration Rights Agreement described above, and customary adjustment and antidilution protection.

In connection with short term bridge loans made to RCI by its shareholders and others during the period from April 1996 until early January 1997, RCI issued a total of 4,441,933 warrants to purchase 4,441,933 shares of RCI common stock at any time until dates ranging from September 30, 2003 to December 31, 2003. The exercise price of 1,853,683 of the warrants is $2.25 per share, the exercise price of 302,500 of the warrants is $1.28 per share, and the exercise price of 2,285,750 of the warrants is $.75 per share. Incomnet, Inc. holds 841,416 of these warrants to purchase 841,416 shares of RCI common stock at an exercise price of $2.25 per share at any time until September 30, 2003, 480,000 of these warrants to purchase 480,000 shares of RCI common stock at an exercise price of $.75 per share at any time until December 30, 2003, 150,000 of these warrants to purchase 150,000 shares of RCI common stock at an exercise price of $1.28 per share at any time until December 31, 2003, and 1,090,000 of these warrants to purchase 1,090,000 shares of RCI common stock at an exercise price of $.75 per share at any time until November 30, 2003. In consideration for personal loans and loan guarantees, Melvyn Reznick holds 175,000 of these warrants to purchase 175,000 shares of RCI common stock at an exercise price of $2.25 per share at any time until September 30, 2003, and 160,000 of these warrants to purchase 160,000 shares of RCI common stock at an exercise price of $.75 per share at any time until December 31, 2003. In consideration for personal loans to RCI, Albert Milstein was issued 25,000 warrants to purchase 25,000 shares of RCI common stock at an exercise price of $1.28 per share at any time until December 31, 2003. In consideration for personal loans to RCI, Steve Caswell was issued 12,500 of these warrants to purchase 12,500 shares of RCI common stock at an exercise price of $1.28 per share at any time until December 31, 2003.

RCI also has a total of 1,000,000 additional warrants outstanding which entitle their holders to purchase a total of 1,000,000 shares of RCI common stock at an exercise price equal to 50% of the average of the last reported sales price of RCI shares during the first 30 business days after the shares of RCI first become publicly traded, provided that they become publicly traded on or before December 31, 1998. If RCI becomes publicly traded on or before December 31, 1998, these warrants are then exercisable for a period of 180 days after the public trading commencement date. These 1,000,000 RCI warrants were issued on February 8, 1995 in connection with the issuance of 8% convertible promissory notes by Incomnet, Inc. on that date to finance its acquisition of a controlling interest in RCI. See "Item 1. Business - Acquisition of Rapid Cast, Inc." in the Company's Form 10-K for the fiscal year ending December 31, 1995.

ISSUANCE OF CONVERTIBLE PREFERRED STOCK:

From September 20, 1996 to October 25, 1996, the Company issued 2,440 shares of Series A 2% Convertible Preferred Stock to 12 accredited investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended. The shares of Series A 2% Convertible Preferred Stock were purchased by four affiliated individuals and eight unaffiliated investors. The Company raised $2,440,000 in capital from the issuance of the Preferred Stock, a portion of which it utilized to repay advances made to it by Melvyn Reznick, the Company's Chairman and Chief Executive Officer, who in turn owed approximately $723,000 to a bank on a loan with a maturity date of September 16, 1996. Mr. Reznick had borrowed these funds from the bank in order to make a substantial portion of his loan to the Company, which enabled the Company to make its pro rata share of loans to RCI. See "Item 5. Other Information - Loan to Company By Melvyn Reznick" in the Company's Form 10-Q for the fiscal quarter ending September 30, 1996. The balance of the proceeds is being utilized and is expected to be utilized for general working capital and to pay the costs of settling pending litigation. The Company paid a referral fee to Newport Capital Partners, an unaffiliated financial consultant, equal to 5% of the capital raised through its referrals, which was $1,700,000. The Company has therefore paid $85,000 of referral fees to Newport Capital Partners. The basic terms and conditions of the Series A 2% Convertible Preferred Stock are described in the following paragraphs:

VOTING - The Series A 2% Convertible Preferred Stock does not have voting rights.

DIVIDEND - The Series A 2% Convertible Preferred Stock has a cumulative noncompounded annual dividend of 2% payable in cash or stock at the Company's option upon conversion of the Preferred Stock into Common Stock, and prior to the payment of any dividends on the Common Stock.

LIQUIDATION PREFERENCE - The Series A 2% Convertible Preferred Stock has a liquidation preference of $1,000 per share plus all cumulative unpaid dividends, whether or not declared by the Company's Board of Directors. Upon any liquidation or change of control of the Company (i.e. transfer of more than 50% of its voting stock), the Preferred Shareholders are entitled to the first priority in payment from the Company's assets, before any payments are made on the Company's Common Stock, until the liquidation preference is paid in full.

CONVERSION - The Preferred Shareholders may convert each share of Series A 2% Convertible Preferred Stock into the number of shares of the Company's Common Stock calculated as follows, at any time upon the earlier of (i) 90 days after the issuance of the Preferred Stock, or (ii) 60 days after the shares of Common Stock underlying the Preferred Stock are registered with the Securities and Exchange Commission: The conversion price (the "Conversion Price") for each share of Series A 2% Convertible Preferred Stock is equal to the LESSER of (a) 80% of the average bid price for the Company's Common Stock on the public trading market for the five trading days immediately preceding the conversion date, as specified by the Preferred Shareholder, or (b) the bid price of the Company's Common Stock on the funding date (i.e. the issuance date of the Preferred Stock). To calculate the number of shares of Common Stock issuable upon the conversion of the Preferred Stock, the Conversion Price is multiplied by a ratio, the numerator of which is the sum of 1,000 and the accrued but unpaid dividends, and the denominator of which is the Conversion Price. If for any reason a registration statement covering the shares of Common Stock issuable upon the conversion of the Preferred Stock is not in effect with the Securities and Exchange Commission at the time of a valid conversion by a Preferred Shareholder, then the Conversion Price is reduced by 3% per month for each of the first three months that the effectiveness of the registration is late. The Company has the right to cause a conversion of the Preferred Stock into Common Stock on the same terms at any time after one year after the Preferred Stock is issued.

REDEMPTION - The Company has the right to redeem the Preferred Stock for its issuance price plus cumulative unpaid dividends if the Company's stock trades at a price which averages $2.00 per share or less for any period of five consecutive trading days after the Preferred Stock is issued.

REGISTRATION RIGHTS - Pursuant to a Registration Rights Agreement entered into by the Company with each purchaser of the Series A 2% Convertible Preferred Stock, the Company is obligated to file a registration statement with the Securities and Exchange Commission covering the shares of Common Stock underlying the Preferred Stock within 30 days after the Preferred Stock is issued, and to have the registration statement declared effective within 75 days after it is filed. The Underlying Shares issuable upon the conversion of the first 365 shares of Series A 2% Convertible Preferred Stock were covered by a prior registration statement declared effective by the Securities and Exchange
Commission on October 31, 1996.   The balance of the shares of Common Stock
issuable upon the conversion of outstanding Series A 2% Convertible Preferred Stock are covered by this Prospectus.

ANTIDILUTION PROVISION - The Certificate of Determination for the Series A 2% Convertible Preferred Stock contains comprehensive provisions for adjustments to the Conversion Price and the conversion ratio of the Preferred Stock in the event of stock dividends, asset distributions, reorganizations, recapitalizations, mergers, stock splits or similar transactions by the Company, in order to protect the Preferred Stock from dilution as a result of such transactions.

RESTRICTIVE COVENANTS - During the first 90 days after the Series A 2% Convertible Preferred Stock is issued, the Company is not permitted to issue any other securities, except in limited circumstances, including pursuant to the exercise of outstanding options or warrants or pursuant to existing settlement agreements, without first notifying the Preferred Shareholders and giving them a right of first refusal to purchase the securities themselves. While the Series A 2% Convertible Preferred Stock is outstanding or until it is converted into Common Stock, the Company is not permitted to engage in certain transactions, such as the redemption or purchase of its own Common Stock (except in connection with the collection of Section 16(b) short-swing profits), without the prior consent of the Preferred Shareholders. Furthermore, the Company is not permitted to pay cash dividends on its Common Stock unless all cumulative unpaid dividends on the Series A 2% Convertible Preferred Stock is paid. The Company cannot take any action which would modify the rights of the Preferred Shareholders under the Certificate of Determination without the prior consent of the Preferred Shareholder being affected by the modification.

AGREEMENT WITH PRICE INTERNATIONAL, INC.:

On October 27, 1994, the Company entered into an exclusive agreement with Price International, Inc. ("PRI") of Boca Raton, FL, to provide production, management and marketing services for sports-oriented private label and collectible telephone calling cards. In June 1996, the license with the NHLPA expired and was not renewed. PRI and Incomnet also agreed to end their relationship in providing telephone calling cards. Incomnet has also decided, at this point in time, not to issue additional cards to the ones issued under the agreement. In August 1996, the Company entered into a settlement agreement with PRI pursuant to which the Company agreed to lower the exercise price of PRI's 75,000 warrants from $11.25 to $4.50 per share, and to extend the expiration date of the warrants from November 15, 1997 until December 31, 1998. The Company also registered the 75,000 shares issuable upon the exercise of the warrants in a registration statement with the Securities & Exchange Commission declared effective on October 31, 1996 (see Item 3. Legal Proceedings - "Settlement With Price International, Inc.").

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

During September 1989, the Company agreed to a joint venture with Dismantlers Exchange, a privately-owned, Fairfield, California-based operator of voice telephone hotlines used by more than 200 auto dismantlers to locate auto parts throughout Central and Northern California, Oregon and Washington. Under the joint venture agreement, Dismantlers Exchange markets its own version of the Company's computerized parts locator network in its marketing area under the tradename "DX PC Network". Although both companies operate their networks separately, customers of each network are able to receive appropriate parts requests and send private messages to each other. Dismantlers Exchange also operates a central clearinghouse so that customers of either network can search for parts on each network as required. In February 1997, the Company agreed with Dismantlers Exchange to end the joint venture. Incomnet has taken over the customer base serviced by Dismantler's Exchange.

In 1997, the Company intends to invest approximately $5,000 into the AutoNETWORK business to enhance the services provided to the automobile dismantlers in the network.

EMPLOYEES, OFFICERS AND DIRECTORS:

EMPLOYEES - As of December 31, 1996, the Company, including its subsidiaries, NTC and RCI, employed 288 full-time people, consisting of 73 general and administrative, 46 marketing and sales, and 169 operations and customer service personnel.

None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any slow-downs, strikes or work stoppages due to labor difficulties. The Company considers its employee relations to be satisfactory.

DIRECTORS AND OFFICERS - The success of the Company is heavily dependent on the Company's President and Chief Executive Officer, Melvyn Reznick, and the Chief Executive Officer and President of the Company's NTC subsidiary, Edward
R. Jacobs and James R. Quandt, respectively.

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

On January 6, 1997, NTC entered into an employment agreement with James R. Quandt pursuant to which Mr. Quandt is serving as NTC's President and is a member of NTC's Board of Directors. The employment agreement contemplates that Mr. Quandt will eventually become the Chief Executive Officer of NTC upon the retirement of Edward Jacobs, the current Chief Executive Officer, which is presently scheduled for January 1, 1999. Mr. Quandt's employment agreement commenced on January 6, 1997 and has a term of three years. The employment agreement recites that Mr. Jacobs also contemplates retiring as the Chairman of the Board of Directors of NTC on July 25, 1999, although such retirement is not contractually mandated. The employment agreement contemplates that Mr. Quandt may be nominated to become the Chairman of the Board of Directors of NTC upon Mr. Jacobs' retirement from that position.

Pursuant to the employment agreement, Mr. Quandt is entitled to the following compensation: (1) A base salary of $40,000 per month, (2) an incentive bonus equal to one and one-half (1.5%) of the quarterly net profit earned by NTC, provided that the quarterly net profit is at least $1,250,000, and the payment of the bonus does not cause the quarterly net profit of NTC to be less than $1,250,000, and NTC's pretax profit for the succeeding calendar quarter is reasonably expected to exceed the minimum quarterly net profit of $1,250,000, and (3) nonqualified stock options to purchase 600,000 shares of the common stock of NTC. The stock options will have an exercise price determined by the Board of Directors of NTC in accordance with the NTC Stock Options Plan, but in no event greater than the higher of $5.00 per share or the fair market value of NTC's stock at the time of the grant. See "THE COMPANY - Amendment to NTC management Incentive Agreement." The stock options will have an exercise period of five years from the date of grant. The stock options will vest as follows: (1) 300,000 stock options will vest upon Mr. Quandt completing 15 months of employment for NTC under the employment agreement, and (2) 350,000 stock options will vest only in the event NTC achieves certain pretax profits goals prior to January 1, 1998 or prior to January 1, 1999 whichever first occurs.

In addition to the base salary, regular bonus and stock options, Mr. Quandt will earn a hiring bonus equal to $225,000, payable if NTC's quarterly net profits exceed $1,250,000, but in any event no later than December 31, 1997 with respect to $150,000 of the guaranteed hiring bonus, and the balance by no later than June 30, 1998. The hiring bonus will be paid at the rate of 1.5% of quarterly pre-tax profits of NTC in excess of $1,250,000, and if not earned in that
manner, will be paid in full in two installments as follows:   $150,000 by
December 31, 1997 and the balance by June 30, 1998. To the extent that the regular bonus and guaranteed hiring bonuses are paid to Mr. Quandt pursuant to his employment agreement, Mr. Jacobs has agreed to waive any remaining portion of the quarterly incentive bonus payable by NTC to Mr. Jacobs (i.e. 1.5% of the pre-tax net profits in excess of $1,250,000 of net profits of NTC per calendar quarter) pursuant to Mr. Jacobs' current employment agreement with NTC.

Under the employment agreement, Mr. Quandt is entitled to a significant severance payment if his employment terminates prior to the agreement's termination date because of his death, disability, or for a reason other than cause, or because of a voluntary resignation by Mr. Quandt for "good cause", as defined in the employment agreement. Mr. Quandt has agreed not to compete with NTC during the term of his employment agreement and for a period of one year after the agreement terminates for any reason.

Prior to assuming his executive position with NTC, Mr. Quandt was the Chairman of the Board of Directors of Global Financial Information Corporation, a privately held group of companies in the financial information and technology industry. Global Financial Information corporation operates from a base of 27 offices internationally, with a staff of approximately 840 professionals. From 1991 to 1995, Mr. Quandt was the President and Chief Executive Officer of Standard & Poors Financial Information Services, a subsidiary of McGraw Hill Corporation in New York, New York. At Standard & Poors, Mr. Quandt was responsible for all executive, administrative and operational functions of nine domestic and international companies that comprised the Standard & Poors Group. From 1980 to 1991, Mr. Quandt was an executive officer in various capacities with Security Pacific Bank in Los Angeles, California. Mr. Quandt was the Senior Vice President and Group Division Head of Security Pacific Bank's Financial Management & Trust Services Group from 1988 to 1991. From 1983 to 1990, Mr. Quandt was the President and Chief Executive Officer of Security Pacific Brokerage, Inc., a subsidiary of Security Pacific Bank.

Effective April 8, 1997, James R. Quandt was elected to be a member of the Board of Directors of NTC to replace Jerry Ballah, who resigned as a director and as an officer of NTC. Mr. Ballah is now a marketing consultant to NTC.

Effective January 17, 1997, the Company entered into an Amendment to the Employment Agreement with Melvyn Reznick pursuant to which the term of Mr. Reznick's Employment Agreement has been extended for two additional years, until November 30, 1999. Mr. Reznick is also a director and a member of several committees of the Board of Directors of RCI, as well as being a director of NTC.

APPOINTMENT OF NEW DIRECTOR BY THE COMPANY - On January 20, 1997, the Company's Board of Directors appointed Dr. Howard Silverman to fill a vacancy and become a member of the Board of Directors. Since March 1996, Dr. Silverman has been consulting for various companies in the optical and financial areas, including Andrew, Alexander, Wise & Company in New York, and Rapid Cast, Inc. From August 1995 to March 1996, Dr. Silverman served as a Vice President of Corporate Finance for Rickel & Associates, an investment banking firm. From 1991 until he joined Rickel & Associates in 1995, Dr. Silverman was an independent business consultant specializing in early stage and mid-size operating companies. From 1985 to 1991, Dr. Silverman was the founder and Chairman of the Board of Directors of Vision Sciences, Inc., a company that developed, manufactured and sold in-office lens casting systems, which enabled the optical retailer to cast his own finished plastic optical lenses. Dr. Silverman was a member of the Board of Directors and the director of business development for Staar Surgical Co., Inc., a publicly owned company, from 1984 to 1990. He was the co-founder and Chief Operating Officer of Hydro-Optics, Inc., a manufacturer of hydrophilic contact lens, from 1974 until 1984. Dr. Silverman has also been the Vice President and Chief Operating Officer of Diversified Health Industries, Inc. and the President and Chief Executive Officer of Precision Contact Lens, Inc. Dr. Silverman had a private optometric practice in New York City from 1968 to 1972, specializing in contact lenses. Dr. Silverman earned a Bachelor of Science in Chemical Engineering from the College of the City of New York in 1965 and a Doctor of Optometry form Illinois College of Optometry in 1968. See the Company's Report on Form 8-K, dated January 20, 1997.

APPOINTMENT OF COMMITTEE MEMBERS - The current members of the Audit Committee of the Company's Board of Directors are Albert Milstein, Nancy Zivitz and Dr. Howard Silverman. The current members of the Compliance Committee of the Company's Board of Directors are Melvyn Reznick, Mark Richardson, Albert Milstein and Nancy Zivitz. The current members of the Compensation Committee of the Company's Board of Directors are Albert Milstein, Nancy Zivitz, Stephen Caswell and Dr. Howard Silverman.

ITEM 2.  PROPERTIES

The Company does not own any real estate. The Company leases approximately 6,224 square feet of office facilities at 21031 Ventura Boulevard, Suite 1100, Woodland Hills, California 91364. The Company has been obligated to make lease payments at the rate of $8,713 per month from May 1995 through July 1998.

The Company's subsidiary, NTC, currently leases approximately 64,000 square feet of office space in Irvine, California at a rate of approximately $52,000 per month. NTC has entered into an agreement to extend the lease on its headquarters building at 2801 Main Street, Irvine, California. According to the terms of this agreement, NTC would be obligated to pay formula based monthly lease payments estimated to be approximately $57,000 per month during 1997 and increasing to approximately $72,000 per month for the remainder of the initial five year lease term. In addition, in February 1997, NTC entered into a ten year lease for office space in Honolulu, Hawaii, with the lease expiring in 2007. The monthly payments on the lease in Honolulu, Hawaii commence at $36,698 per month in 1997 and 1998, and increase on a bi-annual basis through the term of the lease to $43,536 per month in 2006 and 2007.

The Company's other subsidiary, Rapid Cast, Inc., has entered into a lease on approximately 12,250 square feet of office, research and development space for its facilities in Louisville, Kentucky, expiring on May 30, 2000. RCI is obligated to make lease payments at the rate of $8,167 per month through December 31, 1997, $8,322 per month in 1998, and $8,433 per month from January 1999 through May 2000. RCI also leases approximately 2,850 square feet of office space in East Meadow, New York, for $2,417 per month with annual escalations.

ITEM 3.  LEGAL PROCEEDINGS

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION:

In August 1994, the Company was notified by the Pacific Regional Office of the Securities and Exchange Commission that the Commission had initiated an informal inquiry of the Company. In September 1994 the Commission issued a formal order of private investigation. The Commission stated in its correspondence to the Company that the investigation "should not be construed as an adverse reflection on any person, entity or security, or as an indication by the Commission or its staff that any violation of law has occurred." In August and September 1994, the Company supplied copies of its books and records to the Commission, and the Company's present and prior independent certified public accounting firms submitted their working papers pursuant to the Commission's subpoena. In February 1995, the Company provided to the Commission pursuant to its subpoena additional documents associated with NTC's regulatory authorizations and with the Company's recent acquisition of a controlling interest in RCI. The Company continues to fully cooperate with the Commission. While the Company believes that the outcome of the fact finding investigation will not have a material adverse effect on the financial condition or operating results of the Company, no assurance can be given on this matter until the investigation is concluded. See "Item 3. Legal Proceedings - Securities and Exchange Commission Investigation" in the Company's 1995 Form 10-K, as updated in the Company's Form 10-Q for the quarter ended September 30, 1996 under "Item 1. Legal Proceedings - Securities and Exchange Commission Investigation."

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

The plaintiffs in the class action lawsuit SAUNDRA GAYLES VS. INCOMNET, INC. AND SAM D. SCHWARTZ have conducted written discovery and taken the deposition of the Company's custodian of records. The discovery phase of the case is currently scheduled to close on May 31, 1997. A hearing is expected to be held on May 5, 1997 to determine whether a specific group of investors who filed a motion to elect not to be part of the class will be entitled to opt-out of the class action lawsuit and commence their own lawsuit. The plaintiffs and the Company have filed motions opposing the request for opt-out status by those investors, who filed their election forms after the deadline established for such elections. Several other parties have timely filed elections to be separate from the class, but none have filed separate lawsuits to date. The Company is not certain whether any of those potential plaintiffs will file separate lawsuits against the Company or any of the other defendants. The Company and the class plaintiffs have and continue to engage in settlement discussions. No assurance can be given that a settlement will be reached, or the terms of such settlement, if any.

The Company has been served with a complaint in the lawsuit entitled SILVA RUN WORLDWIDE LIMITED VS. INCOMNET, INC., SAM D. SCHWARTZ, BEAR STEARNS & CO., INC., LESLIE SOLMONSON, RONALD F. SEALE, MARINER RESERVE FUND, COMPANIA DI INVESTIMENTO ANTILLIANO, COUTTS & CO. AG, SALVATORE M. FRANZELLA, PETER G. EMBIRICOS, AND JOS SCHUETZ, filed in the United States District Court for the Southern District of New York. The complaint states that the plaintiff was a purchaser of the Company's stock in July 1995. The complaint alleges that the Company and it's former Chairman, Sam D. Schwartz, violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and committed common law fraud, as a result of false and misleading statements made by the defendants and undisclosed trading in the Company's stock engaged in by Mr. Schwartz and his affiliate. The plaintiff also alleges that Mr. Schwartz and his affiliate owed a fiduciary duty to the plaintiff that was breached by their conduct. The complaint also alleges other causes of action against other unrelated defendants. The Company answered the complaint in November 1996 and moved to have it transferred to California. In March 1997, the claims relating to the Company and Sam Schwartz was ordered severed and transferred from the court in New York to the same court in California which is hearing the pending class action lawsuit. See "Part II, Item 1. Legal Proceedings - Class Action and Related Lawsuits" in the company's Form 10-Q for the fiscal quarter ending September 30, 1996.

SETTLEMENT WITH RCI PARTIES

As of December 9, 1996, the Company entered into a Settlement and Mutual Release Agreement with Robert Cohen, Alan Cohen, Jeff Rubin, Jeff Cohen, Broadway Partners, a partnership comprised of the children of Alan and Robert Cohen, and Lenore Katz (the "RCI Parties"). Robert Cohen is a director and shareholder of Rapid Cast, Inc. and Jeff Rubin is a director, shareholder and executive officer of Rapid Cast, Inc. Jeff Cohen is the son-in-law of Robert Cohen. Pursuant to the settlement agreement, the RCI Parties purchased 360,000 Warrants entitling them to purchase 360,000 shares of the Common Stock of the Company for an exercise price of $3.75 per share at any time until December 9, 1999. The RCI Parties paid a total of $36,000 in cash to the Company for the warrants.
Certain of the RCI Parties also purchased a total of 33,000 shares of the Common Stock of the Company for an aggregate purchase price of $100,000. The Company is registering those shares and the shares issuable upon the exercise of the warrants pursuant to a registration statement pending with the Securities and Exchange Commission in accordance with its agreement to do so in the Settlement and Mutual Release Agreement. The Company and the RCI Parties also mutually released each other from all claims, if any, which they may have had against each other, and the RCI Parties assigned all of the claims which they may have against Sam and Rita Schwartz, prior directors of the Company, to the Company.

SETTLEMENT OF THE STEVENS LAWSUIT

In January 1997, the Company entered into a Settlement Agreement and Mutual Release of all claims in the pending lawsuit entitled CHARLES STEVENS VS. SAM D. SCHWARTZ AND INCOMNET, INC. Pursuant to the settlement, the Company paid $7,500 in cash to the plaintiff and issued 12,500 warrants to purchase 12,500 shares of the Company's Common Stock at an exercise price of $2.94 per share, exercisable at any time until December 16, 2001. The Company agreed to register the shares underlying the 12,500 warrants issued to Mr. Stevens and his legal counsel. In consideration for the issuance of warrants and payment of cash, the plaintiff released the Company from all claims and dismissed the lawsuit against the Company with prejudice. The settlement did not include Sam D. Schwartz.

SETTLEMENT OF THE ATLANTA LAWSUITS

In February 1997, the Company entered into a settlement and release agreement with the plaintiffs in the lawsuits entitled HERBERT M. SCHWARTZ ET AL. VS. INCOMNET, INC., SAM D. SCHWARTZ AND KALIBER MANAGEMENT CORP. and BRENT ABRAHM ET AL. VS. INCOMNET, INC., SAM D. SCHWARTZ AND KALIBER MANAGEMENT CORP. pursuant to which the lawsuit against the Company were dismissed and an order was entered barring indemnification or contribution between the Company and Sam D. Schwartz. In consideration for the payment of $400,000 in cash and the issuance of a note in the principal amount of $400,000 to the plaintiffs, the plaintiffs released the Company from all claims and dismissed their lawsuits against the Company with prejudice. The $400,000 note was issued as of January 1, 1997 and bears interest at the rate of 12% per annum from January 1, 1997 to January 22, 1997, and 8% per annum thereafter until December 31, 1997, when the note is due and payable in full. The note is secured by a certificate of deposit in the amount of $415,000 purchased by the Company, which the Company has the right to replace with a number of registered shares of its Common Stock equivalent in value to the certificate of deposit as collateral for the note.

SECTION 16(b) LAWSUIT:

In January 1996, the Company was served with a derivative shareholders lawsuit entitled RICHARD MORALES VS. INCOMNET, INC. AND SAM D. SCHWARTZ, 96 Civil 0225 in the United States District Court for the Southern District of New York, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, and demanding that the Company assert claims against Mr. Schwartz for the payment of short-swing profits plus interest. Mr. Schwartz has retained separate counsel for this action. In early July 1996, Mr. Schwartz deposited 800,000 shares of his Incomnet, Inc. Common Stock into a court-approved escrow account with the Company's New York counsel as security for his obligation to pay short swing profits. In early February 1997, plaintiff's counsel prepared a motion for summary judgment in the case seeking $5,050,000 in short swing profits from Mr. Schwartz plus pre-judgment interest. On February 21, 1997, the plaintiffs and Sam Schwartz entered into a stipulated settlement pursuant to which Mr. Schwartz agreed to pay $4,250,000 to the Company as full payment of his short swing profit obligation to the Company. The plaintiff's lawyer indicated that he would request a fee of $850,000 plus reimbursement of $65,000 of expenses, to be paid by the Company from the proceeds of the recovery. Under the stipulated settlement, the disgorgement of short-swing profits would be payable $600,000 in cash and the balance by tender to the Company of shares of the Company's Common Stock owned by Mr. Schwartz, based on 90% of the average between the bid and the asked price of the Company's Common Stock on the NASDAQ market during the 30 calendar days immediately preceding the date that the court enters an order approving the settlement. Pursuant to the agreement, Mr. Schwartz has deposited $600,000 in cash and has agreed to deposit additional shares of the Company's common stock into a separate escrow account from the one which already contains 800,000 shares of the Company's stock owned by him or his affiliates. The Company intends to oppose the amount of plaintiff's attorney's fees sought. The Company does not otherwise intend to oppose the proposed settlement. On April 11, 1997, a revised stipulation was filed containing the same economic terms. Notice of the settlement is to be given to the shareholders by April 21, 1997. Any opposition to the settlement is due by May 16, 1997, and a hearing to approve the settlement is to be held on May 30, 1997. There is no assurance that the Company will recover the short-swing profits from Mr. Schwartz.

SETTLEMENT OF PATENT INFRINGEMENT LAWSUIT:

In July 1995 Rapid Cast, Inc. was served with a lawsuit entitled RONALD D. BLUM, O.D. VS. RAPID CAST, INC., Case No. 95-CV5113, filed in the United States District Court in the Southern District of New York. The complaint alleges that Rapid Cast, Inc. has infringed on the plaintiff's patent for curing plastic
lenses by virtue of employing its technology in the FastCastTM  LenSystem.   On
January 16, 1997, RCI settled the lawsuit and the lawsuit has been dismissed.
In consideration for a total cash payment of $525,000 in cash to Dr. Blum and the release by RCI of all claims which it may have had against Dr. Blum, RCI received a release of all claims by Dr. Blum. See "Item 1. Legal Proceedings - Patent Infringement Lawsuit" in the Company's Form 10-Q for the fiscal quarter ending September 30, 1996.

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

SETTLEMENT WITH PRIOR NOTEHOLDERS:

In January 1996 a civil action was filed against the Company and Sam D. Schwartz in the United States District Court for the Eastern District of New York, entitled JULES NORDLICHT VS. INCOMNET, INC. AND SAM D. SCHWARTZ, Case No. CV 95-5134, alleging breach of contract and material misrepresentations and nondisclosures in connection with the issuance and conversion of promissory notes by the Company in a private placement. The complaint sought damages of $750,000. In early February 1996 the Company entered into a settlement agreement with Mr. Nordlicht pursuant to which the Company agreed to issue to Mr. Nordlicht and register 31,000 shares of the Company's common stock, repay the outstanding balance of his note (i.e. $500,000 plus interest), and issue him 5,000 additional warrants to purchase shares of Rapid Cast, Inc. (if and when it goes public) which the Company had received pursuant to the redemption of another convertible promissory note previously
issued by the Company.   The settlement agreement has been filed with the
court and the case has been dismissed with prejudice. Commencing in March 1996 the Company entered into a series of settlement agreements with six other prior holders of a total of $325,000 in principal amount of 8% convertible promissory notes issued by the Company on February 8, 1995 to finance the acquisition of 51% of RCI. See "Item 1. Business - Acquisition of RCI" in the Company's 1995 Form 10-K. Pursuant to the settlement agreements with Mr. Nordlicht and the six other noteholders, the Company issued a total of 74,917 new shares and registered a total of 138,417 outstanding and newly issued shares, including the 74,917 newly issued settlement shares. The registration statement covering the prior noteholders' outstanding shares and newly issued settlement shares issued pursuant to the settlement agreements was declared effective by the Securities and Exchange Commission on October 31, 1996. See also "Item 3. Legal Proceedings - Claims by Prior Noteholders" in the Company's 1995 Form 10-K and "Part II, Item 1. Legal Proceedings - Claims By Prior Noteholders" in the Company's Form 10-Q for the fiscal quarter ended September 30, 1996.

SETTLEMENT WITH PRICE INTERNATIONAL:

Price International, Inc. (PRI) asserted a claim for breach of contract and federal securities laws violations in connection with the exercise of 25,000 warrants at $11.25 per share by it allegedly based on statements made to it by the Company (See Agreement with Price International, Inc.). PRI asserted this
claim in a letter written to the Company by its counsel in October 1995.   In
August 1996, the Company entered into a settlement agreement with Price International pursuant to which the Company agreed to lower the exercise price of Price International's 75,000 warrants from $11.25 per share to $4.50 per share, and to extend the expiration date of the warrants from November 15, 1997 until December 31, 1998. The Company also agreed to register the 75,000 shares issuable upon the exercise of the warrants. Those shares were registered by the Company in the registration statement which was declared effective by the Securities and Exchange Commission on October 31, 1996. In consideration for the modification to the terms and conditions of the warrants, Price International agreed that (a) it would be required to exercise at least 25,000 of the warrants once the trading price of the Company's stock averages $5.30 per share during any 30 day period, and
(b) it releases and forever discharges the Company from all claims it may have had against the Company for events occurring prior to the date of the settlement agreement. Price International has not yet exercised any of the warrants issued to it in its settlement agreement with the Company.

POTENTIAL LAWSUITS:

There is no assurance that claims similar to those asserted in the pending class action and related lawsuits, or other claims, will not be asserted against the Company by new parties in the future. In this regard, potential plaintiffs have from time to time orally asserted claims against the Company and its prior directors. Several members of the class in the pending class action lawsuit against the Company have opted out, and certain other class members are attempting to opt out even though they did not file their elections in a timely manner. See "Legal Proceedings - Class Action and Related Lawsuits." Sam Schwartz may file claims against the Company for indemnification and payments under his Severance Agreement with the Company. See "Item 1. Business - Employees, Officers and Directors - Officers" in the Company's 1995 Form 10-K. If such claims are filed as legal complaints, the Company will seek to have them consolidated with other pending lawsuits, if appropriate, or will defend them separately. From time to time, the Company is also involved in litigation arising from the ordinary course of business, the ultimate resolution of which management believes will not have a material adverse effect on the financial condition or results of operations of the Company. See "Part II, Item 1. Legal Proceedings - Potential Lawsuits" in the Company's Form 10-Q for the fiscal quarter ended September 30, 1996.

From time to time, the Company is involved in litigation arising from the ordinary course of business, the ultimate resolution of which management believes will not have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

MARKET INFORMATION:

The Company's common stock trades on the NASDAQ Small-Cap Market under the symbol "ICNT". The following table sets forth the range of bid prices for the common stock during the periods indicated. Prices represent the actual high and low sale prices of the Company's stock as provided by NASDAQ real-time pricing information.

YEAR ENDED DECEMBER 31, 1996:

           Quarter            High           Low           Last Sale
           -------            ----           ---           ---------

              4                   5          2 7/8         2 31/32
              3              5 5/16         4 3/16          4 5/16
              2               6 1/4          4 3/8           4 3/4
              1              6 3/16          4 3/8           5 3/8

YEAR ENDED DECEMBER 31, 1995:

           Quarter            High            Low          Last Sale
           -------            ----            ---          ---------

              4              11 1/4          2 1/2          4 9/16

              3              24 1/2              9              11
              2              16 3/8         10 7/8              15
              1              14 5/8          8 1/4          14 3/8

On March 21, 1997, the last sales price per share of the Company's common stock, as reported by the NASDAQ Stock Market, was $2 15/16.

On March 21, 1997, the Company's 13,520,669 shares of common stock outstanding were held by approximately 797 shareholders of record.

DIVIDENDS:

The Company has not paid cash dividends on its common stock since inception. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. Furthermore, the payment of dividends on the Company's common stock is subject to the payment in full of all accrued but unpaid dividends on its outstanding Series A 2% Convertible Preferred Stock. See "Item 1. Business - Issuance of Convertible Preferred Stock." At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

ITEM 6.  SELECTED FINANCIAL DATA

A summary of selected financial data for the five years ended December 31, 1996, 1995, 1994, 1993, and 1992, is presented below, and should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 1996, 1995 and 1994 at "Item 8. Financial Statements and Supplementary Data." Segment information is presented at "Item 1. Business segment information" (In thousands, except per share amounts).


FOR THE YEAR:                   1996(2)        1995(2)         1994(2)      1993(1,2)        1992(2)
                                ------         ------          ------       --------         -------
Sales                          $106,905        $86,565        $46,815        $11,299         $5,535
Income (loss) before
  income taxes,
  minority interest and
  extraordinary items           (51,517)           957          4,000         (1,607)        (2,265)
Income (loss) before
  minority interest and
  extraordinary items           (43,705)           857          3,999         (1,607)        (2,462)
Net Income                      (37,676)         1,366          4,071           (949)        (2,021)

PER SHARE:
Net income (loss) before
  extraordinary items             (2.75)          0.11           0.42          (0.20)         (0.34)
Net income (loss)                 (2.82)          0.11           0.42          (0.12)         (0.28)

AT YEAR END:
Total assets                    $40,587        $74,106        $26,158         $8,666         $6,745
Long-term obligations             1,040          8,460              1             20            176


-------------------------
(1) In 1992, the Company acquired a controlling interest in National Telephone & Communications, Inc. This information is described in "Item 1. Business - Acquisition of National Telephone & Communications, Inc. (NTC)" in the Company's 1995 Form 10-K.
(2) The Company is engaged in legal proceedings where the ultimate outcome cannot presently be determined. This information is described at "Item 3. Legal Proceedings."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

The following is management's discussion and analysis of certain significant factors which have affected the results of operations and financial condition of the Company during the period included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes. The discussion herein is qualified by reference to the Introductory Note.

LIQUIDITY AND CAPITAL RESOURCES:

GENERAL - Overall, the Company achieved slightly positive cash flows of $0.6 million during 1996 resulting from positive cash flows from operating activities ($3.0 million) and from financing activities ($5.2 million), which were almost entirely offset by negative cash flows from investing activities ($7.6 million). The Company may need to raise additional capital in 1997 to fund settlement costs relating to pending litigation or to make a business acquisition, although specific needs have not yet been identified. Pursuant to its management incentive agreement with NTC, the Company receives cash distributions from NTC on a periodic basis, which are scheduled to be made until December 31, 1997. See "Item 1. Business - National Telephone & Communications, Inc. - Management Incentive Agreement." The Company does not expect to have to make loans to RCI in 1997, and RCI's capital needs in the short-term have been met through its private placement of preferred stock and warrants in January 1997. See "Item 1. Business - The Recent Capitalization of RCI." NTC is expected to have sufficient capital and financing to fund its requirements in 1997, including funds required for the establishment of its branch marketing offices, one of which is currently being built on leased premises in Honolulu, Hawaii. There is no assurance that the cash distributions by NTC to the Company or the cash flow from AutoNETWORK will be sufficient to meet the Company's future funding requirements, or that RCI or NTC will have sufficient capital or financing to meet their needs.

CASH FLOW FROM OPERATIONS - Net cash provided by operating activities of $3.0 million in 1996 was primarily attributable to the operating loss for 1996 ($37.7 million) and non-cash items principally from a devaluation of the Company's investment in RCI ($39.1 million), depreciation and amortization ($4.3 million), and changes in operating assets and liabilities ($11.7 million).

With regard to the collection of accounts receivable, the Company increased its allowance for doubtful accounts to 13.2% of gross receivables as of December 31, 1996 compared to 8.0% of gross receivables as of December 31, 1995. This increased provisioning reflects NTC's reserves for all direct-billed Dial-one receivables which have been submitted to collection agencies for collection and a modest improvement in collection rates for LEC-billed and calling card products.

CASH FLOW FROM INVESTING - Net cash used in investing activities of $7.6 million in 1996 was attributable principally to the Company's additions to property, plant and equipment ($7.2 million) and additions to patents ($0.7 million).

CASH FLOW FROM FINANCING - Net cash provided by financing activities of $5.2 million in 1996 was attributable principally to changes in short-term debt ($2.9 million), proceeds from the issuance of preferred stock ($2.3 million) and additions to long-term debt ($1.3 million), partially offset by reduction of long-term debt ($1.8 million). In addition, positive cash flow resulted primarily from RCI entering into various loan agreements to finance the building of infrastructure to support its anticipated future sales growth. In September 1996, the Company also raised $0.4 million from the sale of 365 shares of Series A 2% Convertible Preferred Stock, and raised an additional $2.1 million in October 1996 through the placement of additional shares of Series A 2% Convertible Preferred Stock. The Company paid aggregate referral fees equal to approximately 5% of the capital raised from the placement of the Series A 2% Convertible Preferred Stock. Cash paid to reduce debt totaled $1.2 million, $0.0 million and $0.3 million during 1996, 1995 and 1994, respectively.

The Company had material commitments for capital expenditures of $1.5 million in tenant improvements for its Honolulu, Hawaii office space at December 31, 1996, and expects to continue making improvements to the NTC headquarters building and purchasing additional equipment commensurate with the expansion of its business. During 1996, the Company had capital expenditures of $7.2 million for plant and equipment.

At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $22.6 million, which are expected to be available to offset taxable income for the next several years.

LITIGATION - The Company is subject to pending litigation and an investigation by the Securities and Exchange Commission. Management is not yet able to predict the impact of the pending litigation on its financial condition and results of operations. Management does not believe that the investigation by the Securities and Exchange Commission will result in a material impact on the Company's financial condition or results of operations. See "Item 3. Legal Proceedings."

RESULTS OF OPERATIONS:

FINANCIAL ANALYSIS-

SALES - For 1996, 1995 and 1994, the Company's net sales totaled approximately $106.9 million, $86.6 million and $46.8 million, respectively. The increases in sales in 1996 compared with 1995 and 1995 compared with 1994, were attributable principally to increases sales at NTC. The following table summarizes the Company's year-to-year sales performance by subsidiary and segment:

                                                                          $ in millions
                                                              -----------------------------------
Subsidiary    Segment                                            1996         1995          1994
----------    -------                                         -----------------------------------
NTC           Telephone (telecommunications services)            $83.7      $  70.0       $  34.2
NTC           Telephone (marketing programs)                      17.1         13.1          11.4
RCI           Optical                                              4.7          2.0            --
AutoNETWORK   Network                                              1.4          1.5           1.2
                                                              -----------------------------------
         Total Company Net Sales                                $106.9      $  86.6       $  46.8
                                                              -----------------------------------
                                                              -----------------------------------

NTC's net sales increase was driven largely by continued expansion of the customer base for its telecommunication services. As a result of this continuing expansion, NTC's telecommunication service revenues represented 83.0%, 84.2% and 75.0% of NTC's total revenues for 1996, 1995 and 1994, respectively, with the remaining 17.0%, 15.8% and 25.0% generated by sales of NTC's marketing programs for 1996, 1995 and 1994, respectively. Revenues from the optical segment may decline in 1997 because the Company's percentage ownership in RCI is lower than in 1995 and 1996, and machine orders at RCI have declined while RCI implements design modifications and improvements. See "Item 1. Business--Rapid Cast, Inc.--Technical Overview of the Rapid Cast LenSystem."

COST OF SALES - Total Company cost of sales for 1996, 1995 and 1994, were approximately $68.6 million, $57.9 million and $31.2 million, respectively. The increases in cost of sales were attributed principally to the increase in carrier costs associated with increased telephone service sales by NTC and a volume related rise in RCI cost of sales. Gross margin when stated as a percentage of net sales was 35.9%, 33.1% and 33.3% for 1996, 1995 and 1994, respectively. The increase in gross margin in 1996 was attributable principally to reductions in NTC's telecommunication service cost of sales resulting from: 1) lower long-distance transport costs from NTC's carriers and, 2) continuing improvements in the mix of sales in the higher profit product lines. The following table summarizes the Company's year-to-year changes in three major cost components:

                                                                          $ in millions
                                                              -----------------------------------
                                                                 1996         1995          1994
                                                              -----------------------------------
Carrier costs for NTC's long distance telephone service          $44.7      $  40.4       $  21.3
Commissions paid to NTC independent sales reps                    18.0         14.2           7.7
All other costs of sales                                           5.9          3.3           2.2
                                                              -----------------------------------
    Total Company Cost of Sales                                  $68.6      $  57.9       $  31.2
                                                              -----------------------------------
                                                              -----------------------------------

NTC's total commission expenses for 1996, 1995 and 1994, were $18.0 million, $14.2 million and $7.7 million, respectively. The increases were attributed principally to the residual monthly sales commissions and various bonuses and overrides paid to sales representatives on increased marketing and telephone service revenues.

The third cost component shown in the table above is "all other costs of sales" which represents: (1) NTC's costs of producing sales materials for its independent sales representatives, (2) RCI's costs of producing optical systems and ancillary goods, and (3) AutoNETWORK costs of providing communications network products and services.

GENERAL AND ADMINISTRATIVE - Total general and administrative costs for 1996, 1995 and 1994, were approximately $36.9 million, $19.8 million and $9.4 million, respectively. General and administrative expenses represented 34.57%, 22.9% and 20.2% of net sales in 1996, 1995 and 1994, respectively.
General and administrative costs generally include the costs of employee salaries, fringe benefits, supplies, and related support costs which are required in order to provide such operating functions as customer service, billing, marketing, product development, information systems, collections of accounts receivable, and accounting.

NTC's general and administrative costs increased to 24.5% of sales in 1996 from 20.3% of sales in 1995. This increase was due principally to: (1) increases in fees paid to local exchange carriers (LEC's) to process NTC's billing and collection of its LEC-billed long distance telephone service, and (2) increases in compensation and fringe benefits expended as NTC continues to build infrastructure to support anticipated future sales growth. RCI's general and administrative costs continue to reflect the startup nature of its operations.

DEPRECIATION AND AMORTIZATION - The Company's depreciation and amortization expense totaled $2.0 million, $1.0 million and $0.4 million for 1996, 1995 and 1994, respectively. These increases were caused by the continuing investment by NTC in computer hardware and software, furniture and equipment, and leasehold improvements required to support its rapid expansion in sales.

BAD DEBT EXPENSE - The Company's bad debt expense totaled $6.1 million, $4.1 million and $1.8 million for 1996, 1995 and 1994, respectively. Bad debt expense represented 5.7%, 4.8% and 3.8% of net sales in 1996, 1995 and 1994, respectively. The increase in bad debt was caused primarily by increased provisioning of NTC's LEC billed receivables which currently carry a higher than estimated bad debt provision and direct billed collection agency write-offs.

OTHER (INCOME) AND EXPENSE - The Company's other (income) and expense totaled $3.4 million, $1.0 million and $(0.3) million for 1996, 1995 and 1994, respectively. The increase in 1996 was attributable in large part to settlement costs of $2.0 million associated with claims by officers against the Company. The increase in 1995 was attributed principally to: (1) a $0.4 million settlement with convertible noteholders relating to the acquisition of RCI, (2) a $0.2 million settlement with a former Company officer, and (3) a $0.3 million write-off of marketable securities by NTC.

CHARGE FOR ASSET IMPAIRMENT - The charge for asset impairment totaled $39.1 million for 1996 for the devaluation of the Company's investment in RCI. There was no impairment in 1995 and 1994.

MINORITY INTEREST - Beginning on July 1, 1995, the Company converted from the equity method to the consolidated method of accounting for its 51% ownership in RCI. As a result, 49% of RCI's losses from July 1 through December 31, 1995 (the "minority interest") were eliminated from the Company's "Consolidated Statements of Operations" for 1995.

NET INCOME (LOSS) - The Company's net income (loss) totaled $(37.7) million, $1.4 million and $4.1 million for 1996, 1995 and 1994, respectively. Net income
(loss) represented (35.2)%, 1.6% and 8.7% of net sales for 1996, 1995 and 1994, respectively. The decreases were attributed principally to: (1) higher losses at RCI in 1996 due to the devaluation of patent rights and significantly increased operating costs incurred to build infrastructure for future potential sales growth, and (2) higher losses at the Company's headquarters which were caused by the establishment of reserves for devaluation of the Company's investment in RCI and for settlement costs.

EMPLOYMENT - Employment of the Company totaled 288 at December 31, 1996, not including independent sales representatives, who are classified as independent sales representatives and not employees of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K" in this document, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                       PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information required under this Item is contained in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A by May 31, 1997, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is contained in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A by May 31, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is contained in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A by May 31, 1997, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is contained in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A by May 31, 1997, and is incorporated herein by reference.

                                       PART  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

INDEX TO FINANCIAL STATEMENTS:

                                                                           Page
                                                                           ----

Report of Independent Auditors..............................................37

Consolidated balance sheet at December 31, 1996 and 1995....................38

Consolidated statement of operations for the years ended December 31,
1996, 1995 and 1994.........................................................39

Consolidated statement of cash flows for the years ended December 31,
1996, 1995 and 1994.........................................................40

Consolidated statement of shareholders' equity for the years ended
December 31, 1996, 1995 and 1994............................................41

Notes to consolidated financial statements..................................42

Schedule II - Valuation and qualifying accounts at December 31, 1996 and 1995....................................................................55

All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

INDEX TO EXHIBITS:

Exhibits designated by the symbol ** are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

    3.1 Certificate of Determination for Series A 2% Convertible Preferred Stock. (Incorporated by reference from Incomnet, Inc.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 22, 1996).

    4.1 Form of Warrant to Purchase 75,000 Shares of Incomnet, Inc. (Incorporated by reference from the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996).

    4.2 Form of Warrant to Purchase 510,000 Shares of RCI Common Stock with Registration Rights Agreement, dated April 19, 1996. (Incorporated by reference from the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996).

    4.3 Form of Warrant to Purchase RCI Common Stock, dated February 8, 1995. (Incorporated by reference from the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996).

    4.4 Form of Warrant to Purchase 360,000 Shares of Incomnet, Inc. (Incorporated by reference from Incomnet, Inc.'s Pre-Effective Amendment Number One to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 24,
            1997).

    4.5 Form of Warrant to Purchase 12,500 Shares of Incomnet, Inc. (Incorporated by reference from Incomnet, Inc.'s Pre-Effective Amendment Number One to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 24, 1997).

    10.1 Employment Agreement with James Quandt, dated January 6, 1997. (Incorporated by reference from Incomnet, Inc.'s Pre-Effective Amendment Number One to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 24,
            1997).

    10.2 Amended and Restated Management Incentive Agreement Between NTC and Incomnet, Inc., dated January 28, 1997. (Incorporated by reference from Incomnet, Inc.'s Pre-Effective Amendment Number One to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 24, 1997).

    10.3 Settlement Agreements With Prior Noteholders. (Incorporated by reference from the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996).

    10.4 Form of 8% Convertible Note Issued by RCI in January 1996. (Incorporated by reference from the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996).

    10.5 Form of Short-Term 10% Note Issued by RCI in April 1996. (Incorporated by reference from the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996).

    10.6 Amended Carrier Switched Services Agreement with Wiltel, Inc. dated June 17, 1996. (Incorporated by reference from Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996 and declared effective on October 31, 1996, or incorporated by reference from the Company's filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Certain information has been deleted from this agreement pursuant to a request for confidential treatment pursuant to Rule 406).

    10.7 Settlement Agreement Between Joel W. Greenberg and Incomnet, Inc. (Incorporated by reference from the Company's Report on Form 8-K, dated June 7, 1996, relating to the settlement agreement with Joel
            W. Greenberg and his resignation as a director of the Company).

    10.8 Form of Registration Rights Agreement Between Incomnet, Inc. and Purchasers of Series A Convertible Preferred Stock. (Incorporated by reference from Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996 and declared effective on October 31, 1996, or incorporated by reference from the Company's filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended).

    10.9 Form of Purchase Agreement for the Series A 2% Convertible Preferred Stock. (Incorporated by reference from Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 10, 1996 and declared effective on October 31, 1996, or incorporated by reference from the Company's filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended).

    10.10 Management Incentive Agreement with NTC, dated October 14, 1996. (Incorporated by reference from Incomnet, Inc.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 22, 1996).

    10.11 Settlement Agreements With Edward Jacobs and Jerry Ballah, dated November 14, 1996. (Incorporated by reference from Incomnet, Inc.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 22, 1996).

    10.12 Shareholders Agreement for Rapid Cast, Inc., dated January 16, 1997. (Incorporated by reference from Incomnet, Inc.'s Pre-Effective Amendment Number One to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 24, 1997).

    10.13 Registration Rights Agreement for Rapid Cast, Inc., dated January 16, 1997. (Incorporated by reference from Incomnet, Inc.'s Pre-Effective Amendment Number One to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 24, 1997).

    10.14 Settlement Agreement and Mutual Release Between Incomnet, Inc. and the RCI Parties, dated January 9, 1996. (Incorporated by reference from Incomnet, Inc.'s Pre-Effective Amendment Number One to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 24, 1997).

    10.15   Lease Agreement By NTC for space in Honolulu, Hawaii.

    10.16 Credit Agreement dated March 27, 1997 between National Telephone & Communication, Inc. and First Bank & Trust, Irvine Regional office.

    21      Subsidiaries of the Registrant

    23      Consent of independent auditors

    27      Financial data schedule (Article 5 of regulations S-X)

REPORTS ON FORM 8-K, FILED IN 1996

   20.1 Report on Form 8-K - Agreement with National Telephone & Communications, Inc. (NTC) for incentive stock option program and for a public offering of NTC's stock dated February 6, 1996 and filed on February 9, 1996.

   20.2     Report on Form 8-K - Settlement Agreement with Joel W. Greenberg.

   20.3 Report on Form 8-K - Gerald Katell's Resignation from the Board of Directors dated August 8, 1996 and filed on August 15, 1996.

   20.4 Report on Form 8-K - Appointment of Dr. Howard Silverman as director dated January 20, 1997 and filed on January 28, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 11, 1997

                                       INCOMNET,  INC.
                                           (Registrant)

                                       By:  /s/ MELVYN REZNICK
                                            ------------------
                                               MELVYN REZNICK
                                       President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                        Capacity                                Date
      ---------                        --------                                ----
/s/ MELVYN REZNICK           President, Chief Executive Officer,
------------------           and Chairman of the Board of Directors       April 11, 1997
    MELVYN REZNICK

/s/ ALBERT MILSTEIN          Director                                     April 11, 1997
-------------------
    ALBERT MILSTEIN

/s/ Dr. HOWARD SILVERMAN     Director                                     April 11, 1997
------------------------
    Dr. HOWARD SILVERMAN

/s/ NANCY ZIVITZ             Director                                     April 11, 1997
----------------
    NANCY ZIVITZ


REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Incomnet, Inc.

We have audited the consolidated balance sheet of Incomnet, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flow for each of the three years in the period ended December 31, 1996, and the schedule listed in
Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incomnet, Inc. at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the financial statements, the Company is a party to a class action matter, claiming losses arising from alleged securities violations based upon the denial and non-disclosure of a pending investigation by the Securities and Exchange Commission and on alleged undisclosed securities transactions by its former President. Legal counsel to the Company has advised that the ultimate outcome of this matter and a range of potential loss cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

                                       /s/  Stonefield Josephson
                                       ACCOUNTANCY CORPORATION


                                       Santa Monica, California
                                       March 27, 1997

                       INCOMNET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

(DOLLARS IN THOUSANDS)

                                                                                         December 31,
                                                                                         ------------
ASSETS                                                                               1996           1995
                                                                                     ----           ----
Current assets:
  Cash & cash equivalents                                                        $  2,214       $  1,645
  Accounts receivable, including $267 and $542 due from related party at December 31, 1996 and 1995 and less allowance for doubtful accounts of $1,993 at December 31, 1996 and $1,063
     at December 31, 1995                                                          13,137         12,177
  Notes receivable - current portion                                                  323            103
  Notes receivable from officers & shareholders, net of reserves
     of $209                                                                          438            863
  Inventories                                                                       2,760          1,647
  Other current assets                                                              1,332          1,197
                                                                               ----------     ----------
     Total current assets                                                          20,204         17,632

Property, plant and equipment, at cost, net                                        14,357          9,146
Patent rights, net                                                                  1,241         41,689
Goodwill, net                                                                       4,542          4,839
Investments, notes receivable and other assets                                        243            800
                                                                               ----------     ----------

     Total assets                                                                 $40,587        $74,106
                                                                               ----------     ----------
                                                                               ----------     ----------

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $ 14,746       $  8,784
  Accrued expenses                                                                  8,217          3,687
  Current portion of notes payable                                                  3,918          2,531
  Deferred income                                                                   4,040          1,190
                                                                               ----------     ----------

  Total current liabilities                                                        30,921         16,192

Deferred tax liability, net                                                            --          8,449
Other long-term liabilities                                                         1,040             11
Commitments (Note 12)                                                                  --             --

Minority Interest                                                                      --          6,906

Shareholders' equity:
  Common stock, no par value; 20,000,000 shares
     authorized; 13,369,681 shares issued and outstanding
     at December 31, 1996 and 13,262,648 shares at
     December 31, 1995                                                             61,320         60,884
  Preferred stock, no par value; 100,000 shares authorized;
     2,440 shares issued and outstanding at December 31, 1996                       2,355             --
  Treasury stock                                                                   (5,492)        (5,492)
  Accumulated deficit                                                             (49,557)       (12,844)
                                                                               ----------     ----------

     Total shareholders' equity                                                     8,626         42,548
                                                                               ----------     ----------

     Total liabilities, minority interest & shareholders' equity                 $ 40,587       $ 74,106



                                                                               ----------     ----------
                                                                               ----------     ----------


            See accompanying "Notes to Consolidated Financial Statements."

                       INCOMNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                                           Years Ended December 31,
                                                                           ------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              1996           1995           1994
                                                                      ----           ----           ----

NET SALES                                                         $106,905        $86,565        $46,815
                                                                ----------     ----------     ----------

OPERATING COSTS & EXPENSES:
  Cost of sales                                                     68,562         57,948         31,221
  General & administrative                                          36,886         19,793          9,438
  Depreciation & amortization                                        2,013          1,007            444
  Bad debt expense                                                   6,051          4,125          1,789
  Total acquisition costs & expenses                                 2,334          1,625            265
  Charge for asset impairment                                       39,147             --             --
  Other (income) expense                                             3,429          1,002           (342)
                                                                ----------     ----------     ----------
     Total operating costs and expenses                            158,422         85,500         42,815
                                                                ----------     ----------     ----------

     Operating income (loss)                                       (51,517)         1,065          4,000

INCOME TAXES (BENEFIT)                                              (7,812)           111              1
                                                                ----------     ----------     ----------

     Income (loss) before minority interest
        and extraordinary items                                    (43,705)           954          3,999

     RCI acquisition - equity in profit (loss) of
        unconsolidated subsidiary, net of tax                           --            (97)            --

MINORITY INTEREST                                                    6,906            509             --

EXTRAORDINARY ITEMS:

  Cumulative effect of accounting change on years
      prior to 1996, net of tax of $10 (Note 16)                      (877)            --             --
  Gain (loss) on settlement with creditors                              --             --             72
                                                                ----------     ----------     ----------
  Net income (loss)                                             $  (37,676)    $    1,366     $    4,071
                                                                ----------     ----------     ----------
                                                                ----------     ----------     ----------
INCOME (LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:

  Net income (loss) before extraordinary items                  $    (2.75)    $     0.11     $     0.42
  Cumulative effect of accounting change                             (0.07)            --             --
                                                                ----------     ----------     ----------
  Net income (loss) per share                                   $    (2.82)    $     0.11     $     0.42
                                                                ----------     ----------     ----------
                                                                ----------     ----------     ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES FOR
  1996 AND COMMON SHARE AND COMMON SHARE
  EQUIVALENTS OUTSTANDING FOR 1995                                  13,370         12,706          9,593
                                                                ----------     ----------     ----------
                                                                ----------     ----------     ----------


        See accompanying "Notes to Consolidated Financial Statements."

                           INCOMNET, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

                                                                           Years Ended December 31,
                                                                           ------------------------
                                                                      1996           1995           1994
                                                                      ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  After tax profit (loss)                                         $(37,676)      $  1,366       $  4,071
  Depreciation & amortization - operations                           2,013          1,413            444
  Depreciation & amortization - acquisitions                         2,334            651            121
  Write-off of patent rights                                        39,147             --             --
  Deferred income taxes                                             (8,449)            --             --
  Minority interest                                                 (6,906)        (8,227)            --
  Other non-cash (income) loss                                         877            358            (54)
  Changes in operating assets and liabilities:
     Accounts receivable                                              (960)        (2,784)        (6,718)
     Notes receivable - current portion                               (220)          (103)            --
     Notes receivable - due from officers and shareholders             425           (863)            --
     Inventories                                                    (1,113)          (401)            42
     Other current assets                                              171         (1,000)           (82)
     Accounts payable                                                5,962          2,571          3,316
     Accrued expenses                                                4,540          1,834            150
     Deferred income                                                 2,848           (896)         1,649
                                                                ----------     ----------     ----------

        Net cash provided (used) by operating activities             2,993         (6,081)         2,939
                                                                ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                        (7,224)        (7,389)        (1,694)
  Additions to patents                                                (717)       (21,002)            --
  (Increase) decrease in investments                                   281             16           (263)
                                                                ----------     ----------     ----------
        Net cash used in investing activities                       (7,660)       (28,375)        (1,957)
                                                                ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt                             2,904          1,306           (265)
  Additions to long-term debt                                        1,274             --             --
  Reduction of long-term debt                                       (1,763)            --             --
  Sale of preferred stock, net                                       2,355             --             --
  Issuance of common stock, net                                        436         29,508          8,069
  Treasury stock                                                        --         (4,827)           465
  Other, net                                                            30            419             39
                                                                ----------     ----------     ----------
Net cash provided by financing activities                            5,236         26,406          8,308
                                                                ----------     ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       569         (8,050)         9,290
Cash and cash equivalents at beginning of year                       1,645          9,695            405
                                                                ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  2,214       $  1,645    $     9,695
                                                                ----------     ----------     ----------
                                                                ----------     ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                        $ 181    $       153        $     1
     Income taxes                                                      635            574              1



            See accompanying "Notes to Consolidated Financial Statements."

                           INCOMNET, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT
  SHARES DATA)


                                 Common Stock     Common Stock      Preferred      Treasury    Accumulated
                                     Shares          Amount           Stock          Stock       Deficit         Total
------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993       9,061,382        $22,176             --             --       $(18,247)        $3,929

  Common stock issued upon
    exercise of warrants           1,308,833          8,545             --             --             --          8,545
  Common stock issued under
    private placement                100,000            500             --             --             --            500
  Common stock issued in exchange
    for NTC shares                    82,639            155             --             --             --            155
  Repurchase of treasury shares      (70,000)            --             --           (665)            --           (665)
Net income                                --             --             --             --          4,071          4,071
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994      10,482,854        $31,376             --       $   (665)      $(14,176)       $16,535

  Common stock issued upon
    exercise of warrants             489,582          4,343             --             --             --          4,343
  Common stock issued under
    private placement                157,500          1,890             --             --             --          1,890
  Common stock issued upon
    conversion of note             2,300,000         22,664             --             --             --         22,664
  Common stock issued in exchange
    for NTC shares                   253,712            507             --             --             --            507
  Repurchase of treasury shares     (451,000)                           --         (5,085)            --         (5,085)
  Treasury shares sold                30,000                            --            362             --            362
  Change in valuation of
    marketable securities                 --             --             --             --            (34)           (34)
Other                                     --            104             --           (104)            --             --
Net income                                --             --             --             --          1,366          1,366
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995      13,262,648        $60,884             --        $(5,492)      $(12,844)       $42,548

  Common stock issued upon
    settlement of litigation         107,033            436             --             --             --            436
  Issuance of preferred stock, net
    (2,440 shares issued)                 --             --          2,355             --             --          2,355
  Cumulative effect                       --             --             --             --            877            877
  Change in valuation of marketable
    securities                                                                                        86             86
Net loss                                  --             --             --             --        (37,676)       (37,676)
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996      13,369,681        $61,320         $2,355        $(5,492)      $(49,557)        $8,626


            See accompanying "Notes to Consolidated Financial Statements."

                        INCOMNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary National Telephone & Communications-Registered Trademark-, Inc. (NTC), and its 51%-owned subsidiary Rapid Cast, Inc. (RCI). As a company with a controlling interest in RCI, the Company is accounting for RCI using the consolidation method of accounting. The Company shifted from the equity method of accounting for RCI under FASB Statement No. 94 in the first and second quarters of 1995 to the consolidation method when control became other than temporary. In the first quarter of 1997, outside equity investments in RCI (see Note 17) reduced Incomnet's ownership interest to less than 50%, thereby requiring the equity method of accounting for RCI in 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, deferred marketing reserve, income tax valuation allowance, investment reserves, litigation settlement costs and future undiscounted cash flows used in the analysis of the impairment of long-lived assets.

REVENUE RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

(1) NTC's long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using any of NTC's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred income when the cash is received, and recognized as income as the telephone service is utilized. Deferred income is carried on the balance sheet as an accrued liability. Total 1996 long distance telephone service sales totaled $83.7 million.

(2) NTC's marketing-related revenues are derived from programs and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for representative and certified trainer renewals, and the Company's Certified Trainer, Independent Representative and Long Distance University programs. The Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related materials, net of amounts deferred for future services to be provided to the representatives, are booked as cash sales when the revenues are received. A portion of the revenues from marketing-related programs and materials are deferred and recognized over a twelve month period, to accrue its obligation to provide customer support to its independent sales representatives. For the fiscal year ended December 31, 1996, marketing sales totaled $17.1 million.

(3) RCI's optical-related revenues are derived from the sale of the Company's optical lens manufacturing system and related supplies. Revenues from optical-related systems and supplies are recognized as sales at the time the products are shipped to the customer. Based on historical experience of immaterial returns, RCI does not establish a reserve for returns at the time of sale. All items returned to RCI are placed back into inventory at the lower of cost or fair market value. For the fiscal year ended December 31, 1996, optical product sales totaled $4.7 million.

(4) The Company's network service revenues are recognized as sales as the service is delivered. Total 1996 network service sales totaled $1.4 million.

CONCENTRATION OF CREDIT RISK - The Company sells its telephone and network services to individuals and small businesses throughout the United States and does not require collateral. It sells its optical products both domestically and internationally. Reserves for uncollectible amounts are provided, which management believes are sufficient.

INCOME TAXES - The Company recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws. Deferred income taxes result from temporary differences in the basis of assets and liabilities reported for financial statement and income tax purposes.

                       INCOMNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

COMPUTER HARDWARE, FURNITURE AND OFFICE EQUIPMENT - Computer hardware, furniture and office equipment are stated at cost. Depreciation is provided by the straight-line method over estimated useful lives ranging from five to ten years.

COMPUTER SOFTWARE - The Company capitalizes the costs associated with purchasing, developing and enhancing its computer software. All software costs are amortized using the straight-line method over estimated useful lives ranging from three to ten years.

LEASEHOLD IMPROVEMENTS - All leasehold improvements are stated at cost and are amortized using the straight-line method over the expected lease term.

NET INCOME (LOSS) PER SHARE - Net income (loss) per common share is based on the weighted average number of common shares for 1996 and common shares and common share equivalents for 1995. Common share equivalents have been excluded in 1994 because their effect was immaterial. The Financial Accounting Standards Board has issued a new statement recently which requires companies to report "basic" earnings per share, which will exclude options, warrants and other convertible securities. The accounting and disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1997, with earlier adoption encouraged. Management does not believe that the adoption of this pronouncement will have a material impact on the financial statements.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash-on-hand and short-term certificates of deposit.

FAIR VALUES OF FINANCIAL INSTRUMENTS - Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

INVENTORIES - Inventory primarily consists of completed optical machines at the RCI subsidiary and is valued at the lower of cost (weighted average method) or market.

INVESTMENTS - Marketable securities are considered available-for-sale and are stated at fair market value. The excess of fair market value over cost would be included as a separate component of Shareholders' Equity. During the fourth quarter of 1996, the Company deemed these investments permanently impaired and recorded a loss of $0.3 million to their estimated realizable value.

INTANGIBLE ASSETS - Goodwill, representing the excess of purchase price over the fair value of the net assets of NTC, is amortized on a straight-line method basis over its estimated useful life of twenty years. Accumulated amortization at December 31, 1996 and 1995 was $1.2 million and $0.9 million, respectively. Patent rights are stated at cost since the date of acquisition of RCI, and are amortized on a straight-line basis over seventeen years (see below).
Accumulated amortization at December 31, 1996 and 1995 was $9.9 million and $0.04 million, respectively.

LONG-LIVED ASSETS - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No.
121), in March 1995. In accordance with SFAS No. 121, the Company reviewed its long-lived assets and certain identifiable intangibles for impairment. Patent rights obtained in the February 1995 acquisition of a controlling interest in RCI were evaluated by management and deemed to have been impaired. There was a significant decrease in market value of RCI as evidenced by an outside equity investment in January of 1997, the change in the market acceptance of products which were based on those patent rights, and actual and forecasted operating losses and cash flow losses which were significantly greater than originally anticipated. Accordingly, management estimated the fair value of the patent rights acquired in the RCI acquisition, based upon, among other valuation techniques, the present value of estimated expected cash flows.

The carrying value of the patent rights exceeded management's estimates of the discounted present value of net cash flows to be derived therefrom, and a writedown of approximately $39.1 million and elimination of a related deferred tax liability of $8.5 million.

                       INCOMNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

STOCK OPTION PLANS - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for the employee stock options, rather than adopt the alternative fair value accounting provided under The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

2.  FUNDING OF MARKETING COMMISSIONS AND DEFERRED INCOME:

The Company's subsidiary, NTC, maintains a separate bank account for the payment of marketing commissions. Funding of this account is adjusted regularly to provide for management's estimates of required reserve balances. NTC estimates the total commissions owed to active independent representatives ("IR Earned Compensation") each week for all monies collected that week due to the efforts of those active independent representatives. All IR Earned Compensation is then paid to the independent representatives, when due, directly out of the separate bank account.

3.  RELATED PARTY TRANSACTIONS:

Notes receivable from officers and shareholders arise from aggregate loans of $0.6 million made to three individuals in connection with the exercise of their options to purchase the Company's common stock. The notes are non-interest bearing and due on demand, and are partially secured by the stock acquired upon the exercise of the options. For one of the officer loans, the Company agreed to look only to the shares held by the officer as a source of loan repayment. Accordingly, a reserve of $208,800 was provided in the fourth quarter of 1995, representing the difference between the market value of the shares held by the officer and the amount of the loan.

Included in accounts receivable is approximately $0.3 million and $0.5 million at December 31, 1996 and 1995, respectively, due from companies controlled by an individual who is an Incomnet shareholder and a founding shareholder of RCI.

On August 15, 1996, RCI and one of its shareholders/officers entered into an agreement whereby (1) certain contributed property received from the shareholder/officer valued at $250,000 reduced the amount of indebtedness to RCI relating to the purchase of equipment and supplies by the shareholder/officer and certain other entities controlled by the shareholder/officer from RCI approximating $445,000, with a remaining balance due RCI of approximately $195,000, (2) the remaining balance due to RCI described in (1) will be used to reduce the amount of indebtedness to the shareholder/officer by the Company of approximately $513,000 (including accrued interest through the date of the agreement), with a remaining balance due to the shareholder/officer of approximately $318,000 as of the date of the agreement, and (3) in connection with RCI terminating a "Purchase Commitment Agreement" with the shareholder/officer and certain other entities controlled by the shareholder/officer, the shareholder/officer surrendered 142,222 shares of common stock (representing approximately 4% of the shareholder/officer's holdings in RCI) with an estimated fair value of $448,000.

4.  ACQUISITION OF RAPID CAST, INC.:

On February 8, 1995, the Company acquired a 51% ownership in Rapid Cast, Inc. for $28,164,000 in a transaction accounted for using the purchase method of accounting. The acquisition resulted in the recognition of intangible patent assets of approximately $42.0 million, $8.0 million of which was written off in the third quarter ending September 30, 1996, and the remaining balance of $31.1 million of which was written off in the fourth quarter ending December 31, 1996. The remaining balance is being amortized over 17 years.

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

                       INCOMNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

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

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, including capitalized lease assets, consist of the following:

(IN THOUSANDS)                                       December 31,
                                              ------------------------
                                                 1996             1995
                                                 ----             ----
Computer hardware and software                $ 7,100          $ 5,113
Furniture and office equipment                  3,456            1,878
Leasehold improvements                          7,595            4,134
                                               ------            -----
                                               18,151           11,125
Less accumulated depreciation                   3,794            1,979
                                               ------            -----
                                              $14,357           $9,146
                                               ------            -----
                                               ------            -----

6. PATENT RIGHTS FROM ACQUISITION OF RCI

During the third and fourth quarters of 1996, the Company evaluated the carrying value of its patent rights in comparison with management's estimates of discounted net present values of cash flows from those patents, and provided impairment losses of approximately $8.0 million and $31.1 million, respectively.

7. INVESTMENTS, NOTES RECEIVABLE AND OTHER ASSETS

Investments, notes receivable and other assets consist of the following:

(IN THOUSANDS)                                      December 31,
                                              -------------------------
                                                 1996           1995
                                                 ----           ----
Marketable securities available-for-sale         $ 35           $321
Notes receivable                                   --            155
Other assets                                      208            324
                                                  ---            ---
                                                 $243           $800
                                                  ---            ---
                                                  ---            ---

Marketable securities available-for-sale consist of shares of common stocks of publicly traded companies. During the fourth quarter of 1996, the Company deemed these investments permanently impaired and recorded a loss of $0.3 million to their estimated realizable value.

Notes receivable are carried at lower of amortized cost or net realizable value. Other assets consist primarily of deposits.

8.  NOTES PAYABLE:

Notes payable consists of the following:


(IN THOUSANDS)                                                                   December 31,
                                                                                --------------
                                                                                1996      1995
                                                                                ----      ----
Current Portion of Notes Payable:
    Notes payable to founding shareholders of RCI,
    interest at 7%, due in July 1996, $1,091 of which was
    exchanged for RCI shares in January 1997, balance repaid                   $1,205    $1,518

    Notes payable to certain  shareholders, officers and director

                       INCOMNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996


    of RCI, interest at 10%, $543 repaid in January 1997 from the proceeds of private placement (see Note 17) balances exchanged
    for equity shares of RCI                                                    1,587        --

    Revolving line of credit of RCI, interest at bank reference rate (approximately 10% at December 31, 1996 and 1995)
    repaid in January 1997 from the proceeds of private placement                 500       490

    Convertible notes payable to certain shareholders and officers of RCI, interest at 8%, exchanged for equity shares of RCI
    in January of 1997                                                            322        --

    Capitalized lease obligations, payable in varying installments
    to 2000                                                                       288        --

    Note payable in connection with financing of RCI
    acquisition, interest at 8%, repaid in January 1996                            --       500

    Miscellaneous                                                                  16        23
                                                                             --------   -------
    Total current portion of notes payable                                     $3,918    $2,531
                                                                             --------   -------

Long Term Portion of Notes Payable:
    Capitalized lease obligations, payable in varying installments
    to 2000                                                                    $1,002    $   --

    Miscellaneous                                                                  38        11
                                                                             --------   -------
    Total long term portion of notes payable                                   $1,040    $   11
                                                                             --------   -------
    Total notes payable                                                        $4,958    $2,542
                                                                             --------   -------
                                                                             --------   -------

Interest paid for 1996 and 1995 was approximately $0.2 million in each year and none in 1994. Interest resulted primarily from interest paid on Notes used to acquire RCI and from interest paid by RCI on its bank revolving line of credit.

9.  INCOME TAXES:

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

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred income tax assets and liabilities are as follows:

    (IN THOUSANDS)
                                                           December 31,
                                                      ------------------------
                                                        1996           1995
                                                      --------       ---------
    Deferred tax assets
    Allowance for doubtful accounts                   $  3,205       $  1,360
    Nondeductible reserves                                  67             --
    Net operating loss carryforwards                    11,526          7,503
    Other                                                   --            113

                       INCOMNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

                                                      --------       --------
         Subtotal                                       14,798          8,976
                                                      --------       --------
    Deferred tax liabilities
         Property and equipment, principally
           due to differences in depreciation            1,847            676
         Patent rights                                      --          8,449
                                                      --------       --------
         Subtotal                                        1,847          9,125
                                                      --------       --------
         Total                                          12,951           (149)
    Less valuation allowance                           (12,951)        (8,300)
                                                      --------       --------
    Net deferred tax liability                        $     --       $  8,449
                                                      --------       --------
                                                      --------       --------

The deferred taxes at December 31, 1995 are presented in the accompanying balance sheet as deferred tax assets-current (included in prepaid expenses and other) of $0.4 million and deferred tax liability-noncurrent of $8.4 million.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate:

                                                        1996           1995
                                                        ----           ----
Federal statutory tax rate                             (34.0)%         34.0%
Goodwill                                                 0.6            9.9
Loss producing no current tax benefit                   17.0             --
State taxes, net of federal benefits                      --           38.2
Benefit from net operating loss carryforward              --          (71.5)
Other, net                                               1.2             --
                                                      --------       --------
      Effective tax rate                               (15.2)%         10.6%
                                                      --------       --------
                                                      --------       --------

Income tax benefits are recognized only when their realization is assured. Accordingly, potential future income tax benefits resulting from net operating losses incurred to date are not reflected in the consolidated financial statements.

At December 31, 1996, Incomnet had available net operating loss carryforwards for federal income tax purposes of approximately $22,600,000, expiring in various years between 2000 and 2011, and Rapid Cast had a carryforward of approximately $6,028,000 expiring through 2012. The company files combined income tax returns for Incomnet and NTC and separate returns for RCI. Accordingly, the respective federal net operating loss carryforwards of each corporation are available to offset taxable income only of each separate corporation.

10. SHAREHOLDERS' EQUITY:

STOCK OPTIONS - In July 1996, the Company's shareholders adopted a stock option plan that replaced a previous plan adopted by shareholders in 1994. The plan is for executives at the Company's parent company level. The plan allows for the issuance of up to 1,500,000 shares at an exercise price equal to the price of the last sale of the Company's common stock on the date of issuance. The Company's subsidiaries have adopted their own separate stock option plans to be implemented when those companies become publicly traded. To date, the Company has issued 685,000 stock options that are now vested and can be exercised at prices from $4.25 to $4.87 up to May 31, 2002. The Company has also issued 300,000 stock options at prices from $4.37 to $4.85 that will vest when the Company's RCI subsidiary reaches certain financial goals. These options have not yet vested.

In November 1994, the Company approved the 1994 Plan for directors, employees, and key outside consultants of the Company that provided for the issuance of up to 1,500,000 shares of common stock. The plan requires that the option price must be at least 100% of the fair market value of the shares on the date the option is granted. In November 1994, options to purchase 1,200,000 shares of the Company's common stock were granted at exercise

                       INCOMNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

prices of $10 per share. These options will be vested based upon a performance requirement in which National Telephone & Communications, Inc. must earn at least $15.0 million in pre-tax profits during any continuous four audited quarterly periods until December 31, 1997.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

(IN THOUSANDS)
                                                             1996
                                                             ----
    Net loss - reported                                    $(37,676)
                                                             ------
    Net loss - pro forma                                   $(37,940)
                                                             ------

    Loss per share - reported                              $  (2.82)
                                                               ----
    Loss per share - pro forma                             $  (2.83)
                                                               ----

The fair value of each option grant in 1996 and 1995 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: divided yield of 0.0%; expected annual volatility of 66.1%; risk-free interest rate of 6.0% and expected lives of 3 years for options. The weighted average per share fair value of options granted in 1996 was approximately $2.50. The pro forma amounts shown for the impact of SFAS 123 are not necessarily indicative of future results because of the phase in rules and differences in number of grants, stock price and assumptions for future years.

WARRANTS - Since 1994, the Company has issued warrants to purchase the Company's common stock to key employees, directors or other individuals or organizations as follows:

                           INCOMNET, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1996

                                                    Dollar    Canceled or
    Issued     Number    Price      Exercised       Amount      Expired      Expiration
    ------     ------    -----      ---------       ------    -----------    ----------
    1-17-94   500,000   $ 7.00        500,000   $3,500,000
    5/27/94   500,000    10.00        500,000    5,000,000
    5/27/94   100,000     8.50        100,000      850,000
    5/27/94   100,000     8.50        100,000      850,000
    5/27/94    50,000     8.50                                                5/27/97
    5/27/94    50,000     8.50                                                5/27/97
    8/14/94    10,000     8.50         10,000       85,000
   11/15/94   100,000    11.25         25,000      281,250
   11/15/94    10,000    11.25         10,000      112,500
    1/10/95   500,000    10.25                                   500,000
    1/10/95   500,000    11.25                                   500,000
    6/30/95   900,000    14.00                                   900,000
    8/29/95   250,000    11.00                                   250,000
    8/29/95    35,000     4.875 (1)                                             8/29/97
    8/29/95    35,000     4.875 (1)                                             8/29/97
    8/29/95    25,000     4.875 (1)                               25,000
   12/20/95     2,000     5.125 (1)                                2,000
   12/20/95     3,000     5.125 (1)                                3,000
   12/20/95     1,000     5.125 (1)                                1,000
   12/20/95     1,000     5.125 (1)                                1,000
     5/9/96   100,000     6.00  (2)                                              5/9/01
     5/9/96    50,000     7.00  (2)                                              5/9/01
     5/9/96    75,000     5.37  (2)                                            12/31/98
    12/9/96   360,000     3.75  (2)                                             12/9/99
   12/17/96    12,500     2.94  (2)                                            12/17/01
            ---------               ---------  -----------     ---------
            4,269,500               1,245,000  $10,678,750     2,182,000


(1) The exercise price on these warrants was adjusted pursuant to a redemption of old stock options and a reissuance of an equivalent number of new stock options with the same expiration date.
(2) These warrants were issued pursuant to legal settlements in 1996.

Since 1994, the Company has issued warrants to purchase a total of 4,269,500 shares of the Company's common stock. At March 21, 1997, warrants to purchase 1,245,000 of those shares have been exercised bringing the Company $10,678,750; warrants to purchase 2,182,000 shares have been canceled or have expired; and warrants remain outstanding to purchase 767,500 shares of the Company's common stock at prices ranging from $2.94 to $8.50.

COMMON STOCK - On August 5, 1994, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock from time to time on the open market or in private transactions. The Company's Chief Executive Officer was given the discretion to decide when and if the Company would repurchase shares and to effect such transactions. As of March 27, 1997, the Company has repurchased a net of 486,000 shares of common stock with a value of $5,491,845 under the terms of the repurchase authorization as follows:

    Years ended          Shares
    December 31,       Repurchased     Cost (IN THOUSANDS)
   --------------    ---------------  ---------------------
       1994                  70,000                $  665
       1995                 416,000                 4,827
                     ---------------  ---------------------
                            486,000                $5,492
                     ---------------  ---------------------
                     ---------------  ---------------------

PRIVATE PLACEMENT - On June 30, 1995, the Company initiated a private placement of 900,000 shares of the Company's restricted common stock at $12 per share for a total of $10,800,000 and warrants to purchase 900,000 additional shares of the Company's common stock at $14 per share. The warrants were exercisable for a period of

                       INCOMNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

six months until December 31, 1995. The Company received $1,890,000 in cash from subscribers to the private placement, which was the effective purchase of 157,500 shares and warrants to purchase an additional 157,500 shares for $14 per share. The Company also received subscription notes for $8,910,000 payable upon the registration of the shares and shares underlying the warrants with the Securities and Exchange Commission. These notes were for the purchase of 742,500 shares of the Company's common stock and warrants to purchase an additional 742,500 shares for a purchase price of $14 per share. As the Company did not register the shares, the notes for $8,910,000 were canceled on December 31, 1995 by mutual consent with the investors. As a result, the investors were no longer obligated to pay the notes to the Company and the Company was no longer obligated to issue additional shares or warrants to the investors. Since the warrants to purchase 157,500 additional shares were not exercised, these warrants expired on December 31, 1995. As a result, the Company issued a total of 157,500 shares in consideration for the $1,890,000 in cash paid by the investors. The Company's balance sheet reflects the issuance of 157,500 shares of the Company's common stock in exchange for $1,890,000 in capital.

SHORT SWING PROFITS - In January 1996, the Company was served with a derivative shareholders lawsuit entitled RICHARD MORALES VS. INCOMNET, INC. AND SAM D. SCHWARTZ, 96 Civil 0225 in the United States District Court for the Southern District of New York, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, and demanding that the Company assert claims against Mr. Schwartz for the payment of short-swing profits plus interest. Mr. Schwartz has retained separate counsel for this action. In early July 1996, Mr. Schwartz deposited 800,000 shares of his Incomnet, Inc. Common Stock into a court-approved escrow account with the Company's New York counsel as security for his obligation to pay short swing profits. In early February 1997, plaintiff's counsel prepared a motion for summary judgment in the case seeking $5,050,000 in short swing profits from Mr. Schwartz plus pre-judgment interest. On February 21, 1997, the plaintiffs and Sam Schwartz, entered into a stipulated settlement pursuant to which Mr. Schwartz agreed to pay $4,250,000 to the Company as full payment of his short swing profit obligation to the Company. The plaintiff's lawyer indicated that he would request a fee of $850,000 plus reimbursement of $65,000 of expenses, to be paid by the Company from the proceeds of the recovery. Under the stipulated settlement, the disgorgement of short-swing profits would be payable $600,000 in cash and the balance by tender to the Company of shares of the Company's Common Stock owned by Mr. Schwartz, based on 90% of the average between the bid and the asked price of the Company's Common Stock on the NASDAQ market during the 30 calendar days immediately preceding the date that the court enters an order approving the settlement. Pursuant to the agreement, Mr. Schwartz has deposited $600,000 in cash and has agreed to deposit additional shares of the Company's common stock into a separate escrow account from the one which already contains 800,000 shares of the Company's stock owned by him or his affiliates. The Company intends to oppose the amount of plaintiff's attorney's fees sought. The Company does not otherwise intend to oppose the proposed settlement. On April 11, 1997, a revised stipulation was filed containing the same economic terms. Notice of the settlement is to be given to the shareholders by April 21, 1997. Any opposition to the settlement is due by May 16, 1997, and a hearing to approve the settlement is to be held on May 30, 1997. There is no assurance that the Company will recover the short-swing profits from Mr. Schwartz.

11. COMMITMENTS, CONTINGENCIES AND OTHER:

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The total Company allowance for doubtful accounts totaled $2.0 million or 13.2% of gross accounts receivable at December 31, 1996 and $1.1 million or 8.0% of gross accounts receivable at December 31, 1995. The following table summarizes the Company's year-to-year reserve balances by subsidiary and segment:

$ IN THOUSANDS                                            December 31,
                                                     ---------------------
Subsidiary        Segment                                1996       1995
------------      ----------                         ---------------------

                       INCOMNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

NTC               Telephone                             $1,908     $1,063
RCI               Optical                                   85         --
AutoNETWORK       Network                                   --         --
                                                     ---------------------
               Total Company                            $1,993     $1,063
                                                     ---------------------
                                                     ---------------------
               % of Gross Accounts Receivables              13.2%     8.0%
                                                     ---------------------
                                                     ---------------------

Reserves for NTC's telecommunications service accounts receivable relate primarily to its direct billed and LEC billed long distance telephone services. Delinquent direct billed receivables are collected by a combination of NTC's internal collection department and by external collection agencies. Delinquent LEC billed receivables are collected by the LEC's. The estimated percentage of accounts which will become uncollectible is reviewed periodically by management and is adjusted in accordance with historical experience.

Reserves for NTC's marketing program accounts receivable are provided at 100% of the expected bad debt. These receivables result from payments for marketing programs which have been denied due to returned checks and rejected credit card payments.

BUILDING LEASES - Rent expense for the years ended December 31, 1996, 1995 and 1994 was $0.8 million, $0.8 million, and $0.3 million, respectively.

The Company leases its office and operating facilities, equipment and automobiles under noncancellable operating leases. The aggregate future minimum annual rental payments required under these leases are as follows (IN THOUSANDS):

              For years ending
              December 31,
              -------------
                 1997            $2,146
                 1998             2,176
                 1999             1,643
                 2000             1,455
                 2001             1,361
                 Thereafter       2,602

In addition, effective February 1996, NTC entered into a revised multiple-year $1.0 billion contract with Wiltel, Inc., which has a fixed term expiring January 2002. As in the prior carrier contract with Wiltel, Inc., NTC commits to purchase the designated volume of telephone time in accordance with a schedule over the term of the contract. NTC currently relies in part, on the purchases of another unaffiliated long distance telephone service provider to meet its volume purchase requirements under the new contract.

12. NETWORK MARKETING COSTS:

NTC's net cost to operate its network marketing program consist of the following:

(IN $ MILLIONS)
                                                         1996      1995
                                                      --------------------
Sales                                                   $17.4     $13.1
Cost of sales                                            13.7      11.2
Operating expenses for support services                   4.3       3.8
                                                      --------------------
    Total marketing-related costs                        18.0      15.0
                                                      --------------------
    Net marketing cost                                  $ 0.6     $ 1.9
                                                      --------------------
                                                      --------------------

                       INCOMNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

    % of total NTC (long distance & marketing) sales      0.6%      2.3%

Marketing sales are generated by the sale of materials, training and support services to assist NTC independent sales representatives in selling new retail customers and enrolling other representatives in the NTC program. Beginning in January 1996, NTC began to accrue its obligation to provide customer support to its representatives (see Note 16). These reserved marketing revenues are reflected as deferred income on the Company's balance sheet and are amortized over the succeeding twelve months. The marketing-related costs include commissions paid to independent sales representatives for acquiring new retail telephone customers, as well as the cost of sales materials, salaries and wages of marketing department personnel, services required to support the independent sales representatives, and other directly identifiable support costs, but do not include residual commissions paid on continuing long distance telephone usage or the typical indirect cost allocations, such as floor-space and supporting departments. Marketing-related costs for 1996 and 1995, of $18.0 million and $15.0 million, respectively, are compared against marketing-related revenues for 1996 and 1995 of $17.4 million and $13.1 million, respectively. The results are a net loss in marketing-related activities for 1996 and 1995 of $0.6 million and $1.9 million, or 0.6% and 2.3%, respectively, of total NTC sales.

13. COMPENSATION OF INDEPENDENT SALES REPRESENTATIVES:

The Company's subsidiary, NTC, compensates its independent sales representatives by an earned commission structure based upon signing up new telephone customers and based upon the telephone usage generated by those customers. Expenses associated with commissions, bonuses and overrides paid out to NTC's independent sales representatives for 1996 and 1995 were $18.0 million and $14.2 million, respectively.

14. SEGMENT INFORMATION:

In 1994, the Company conducted its business operations in two industry segments, including Network Services and Telephone Services. In 1995 and 1996, because of the acquisition of RCI, the Company conducted business in three segments, including Network Services, Telephone Services and Optical Systems. No one customer accounted for as much as 10% of the revenues of any segment in 1996, 1995 or 1994.

                       INCOMNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996


(IN THOUSANDS)
                                                                   Telephone    Optical    Network     General
YEAR ENDED DECEMBER 31, 1996                                        Services    Systems   Services   Corporate   Consolidated
----------------------------                                       ---------   --------   --------   ---------   ------------
Sales                                                               $100,811   $  4,660     $1,426    $      8       $106,905
                                                                    --------   --------     ------    --------       --------
Operating income (loss)                                                3,735    (26,495)       475     (29,232)       (51,517)
Income taxes                                                             374     (8,449)       263          --         (7,812)
                                                                    --------   --------     ------    --------       --------
Income (loss) before minority interest and extraordinary items      $  3,361   $(18,046)    $  212    $(29,232)      $(43,705)
                                                                    --------   --------     ------    --------       --------
                                                                    --------   --------     ------    --------       --------
Identifiable assets                                                 $ 32,987   $  5,951     $1,562    $     87       $ 40,587
Depreciation and amortization                                          1,630        118        265    $  2,334          4,347
Capital expenditures                                                   6,412        669        143          --          7,224

                                                                   Telephone    Optical    Network     General
YEAR ENDED DECEMBER 31, 1995                                        Services    Systems   Services   Corporate   Consolidated
----------------------------                                       ---------   --------   --------   ---------   ------------
Sales                                                               $ 83,127   $  1,993     $1,370    $     75       $ 86,565
                                                                    --------   --------     ------    --------       --------
Operating income (loss)                                                5,060     (1,040)       369      (3,324)         1.065
Income taxes                                                             365         --       (102)   $   (152)           111
                                                                    --------   --------     ------    --------       --------
Income (loss) before minority interest and extraordinary items      $  4,695   $ (1,040)    $  471    $ (3,172)      $    954
                                                                    --------   --------     ------    --------       --------
                                                                    --------   --------     ------    --------       --------
Identifiable assets                                                 $ 21,758   $ 25,345     $1,569    $ 25,434       $ 74,106
Depreciation and amortization                                            705        429        279    $  1,100          2,513
Capital expenditures                                                   6,681        199        509          --          7,389

                                                                   Telephone    Optical    Network     General
YEAR ENDED DECEMBER 31, 1994                                        Services    Systems   Services   Corporate   Consolidated
----------------------------                                       ---------   --------   --------   ---------   ------------
Sales                                                               $ 45,609   $     --     $1,206    $     --       $ 46,815
                                                                    --------   --------     ------    --------       --------
Operating income (loss)                                                3,742         --        154         104          4,000
Income taxes                                                              --         --          1          --              1
                                                                    --------   --------     ------    --------       --------
Income (loss) before extraordinary items                            $  3,742   $     --     $  153    $    104       $  3,999
                                                                    --------   --------     ------    --------       --------
                                                                    --------   --------     ------    --------       --------
Identifiable assets                                                 $ 12,830   $     --     $4,271    $  9,057       $ 26,158
Depreciation and amortization                                            221         --        489          --            710
Capital expenditures                                                   1,547         --        147          --          1,694

                       INCOMNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996


15. FOURTH QUARTER ADJUSTMENTS:

During the fourth quarter of 1995, the Company recorded adjustments having the effect of reducing net income by approximately $3.1 million or $ 0.24 per share. These adjustments resulted primarily from reserve provisioning related to settlements with shareholders and with the Company's former Chairman, revisions of management's estimates regarding the collectibility of accounts receivable, write-off of marketable securities and inventory, and reserve provisioning for estimated legal fees.

16. CHANGE IN ACCOUNTING:

Effective January 1, 1996, the Company changed its accounting procedures to defer a portion of marketing revenues, which had previously been recognized upon receipt. The Company believes that the change is preferable because it provides a better matching of revenues with services provided to the marketing representatives. The cumulative effect of this change and certain other changes for the periods prior to January 1, 1996 of approximately $0.9 million is shown as a cumulative effect adjustment. The effect of the changes on 1996 is to increase income before cumulative effect adjustment by $0.03 per share.

17. SUBSEQUENT EVENTS:

On January 15, 1997, RCI completed a Convertible Preferred Stock and Warrants Purchase Agreement with two institutional investors whereby they issued (i) 7,275,000 shares of newly created Series A Convertible Preferred Stock, par value $.001 per share, (ii) 725,000 shares of newly created Series B Non-Voting Convertible Preferred Stock, par value $.001 per share, and (iii) 1,400,000 warrants (expiring five years from the date of issuance) with each warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $1.74 per share, for aggregate gross proceeds of $12,000,000. The proceeds were used to (i) repay $500,000 of principal, plus accrued and unpaid interest, under RCI's existing note payable to bank, (ii) repay $2,765,339 of existing bridge financing owing to Incomnet, including accrued and unpaid interest thereon, (iii) repay $940,091 of additional existing bridge financing owing to certain shareholders including accrued and unpaid interest thereon, (iv) to repurchase 1,200,000 shares of common stock from one of RCI's shareholders/officers for a purchase price of $1,536,000,
(v) to make a $325,000 partial settlement payment to complete the settlement of the RCI patent infringement case, which has been dismissed, (vi) to pay fees and expenses incurred by the institutional investors estimated to be approximately $500,000, and (vii) the balance is for general working capital purposes including the immediate repayment of overdue accounts payable of approximately $1,800,000. The two institutional investors retain an option to invest an additional $5,000,000 by July 15, 1997 and an additional $5,000,000 by July 15, 1998 with substantially the same terms as previously described.

This transaction reduced the Company's outstanding interest to less than 50% of the voting control of RCI. Accordingly, commencing in the first quarter of 1997, RCI will be accounted for using the equity method of accounting.

In addition, on March 26, 1997, NTC entered into a credit agreement with a bank for a $5.0 million accounts receivable line of credit to support NTC's operations and establishment of additional branch marketing offices. This new agreement provides for interest at prime plus 1.0% and is secured generally by NTC's accounts receivable. As of March 31, 1997, there are no borrowings against this line of credit. Under the terms of the agreement, NTC is required to comply with various covenants, including covenants requiring NTC to maintain specified ratios and levels of tangible net worth and net income, and limiting the ability of NTC to pledge assets or incur liens on assets.

                                                                    Schedule II
                        INCOMNET, INC.  AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                           DECEMBER 31, 1996 AND 1995

(IN THOUSANDS)

                                   Balance at            Amounts                     Balance
                                    beginning   charged to costs                      at end
Classification                      of period       and expenses   Write-offs (1)   of period
--------------------               ----------   ----------------   --------------   ---------
Year ended December 31, 1996
Deducted from asset accounts:
Accounts receivable reserve           $1,063             $9,517         $ (8,587)     $1,993
Patent reserves                        2,019              7,916           (9,891)         44
Goodwill reserves                        942                296               --       1,238
Notes receivable reserve                 209              1,472           (1,472)        209
Inventory reserves                       100                 70                          170
Reserve for marketable securities         34                225              (34)        225
                                      ------            -------         --------      ------
Total                                 $4,367            $19,496         $(19,984)     $3,879
                                      ------            -------         --------      ------
                                      ------            -------         --------      ------
Year ended December 31, 1995
Deducted from asset accounts:
Accounts receivable reserve           $  991            $ 7,590         $ (7,518)     $1,063
Patent reserves                            0              2,019               --       2,019
Goodwill reserves                        664                278               --         942
Notes receivable reserve                   0                209               --         209
Inventory reserves                         0                100               --         100
Reserve for marketable securities      2,000                 --           (1,966)         34
                                      ------            -------         --------      ------
Total                                 $3,655            $10,196         $ (9,484)     $4,367
                                      ------            -------         --------      ------
                                      ------            -------         --------      ------
Year ended December 31, 1994
Deducted from asset accounts:
Accounts receivable reserve           $  356            $ 4,576         $ (3,941)     $  991
Goodwill reserves                          0                664               --         664
Reserve for marketable securities      2,845                 --             (845)      2,000
                                      ------            -------         --------      ------
Total                                 $3,201            $ 5,240         $ (4,786)     $3,655
                                      ------            -------         --------      ------
                                      ------            -------         --------      ------

(1) Amounts are net of recoveries.