Form 10-Q
period 1997-03-31
INCOMNET INC
filed 1997-05-15
CIK 353356

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997        COMMISSION FILE NO. 0-12386

                                  INCOMNET, INC.

     A California                                 IRS Employer No.
     Corporation                                      95-2871296

                         21031 Ventura Blvd., Suite 1100
                         Woodland Hills, California 91364
                           Telephone no. (818) 887-3400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:.................None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF
THE ACT:..............................................Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days................................. YES X  NO

Number of shares of registrant's common stock outstanding as of
March 31, 1997........................................................13,550,000

ITEM 1.  FINANCIAL STATEMENTS

                        INCOMNET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  ($ IN 000s)

                                                                                   March 31,    December 31,
                                                                                     1997           1996
                                                                                     ----           ----
ASSETS
Current assets:
  Cash & cash equivalents                                                          $ 2,164       $  2,214
  Accounts receivable, including $460 and $267 due from related party at March 31, 1997 and December 31, 1996, respectively and  less allowance for doubtful accounts of $1,065 at
    March 31, 1997 and $1,078 at December 31, 1996                                  14,192         13,137
Notes receivable - current portion                                                     471            323
Notes receivable from officers & shareholders, net of
    reserves of $209                                                                   795            438
Inventories                                                                            326          2,760
  Other current assets                                                               1,086          1,332
                                                                                   -------       --------
    Total current assets                                                            19,034         20,204

Property, plant and equipment, at cost, net                                         14,139         14,537
Patent rights, net                                                                                  1,241
Goodwill, net                                                                        4,468          4,542
Investment in marketable securities                                                                   191
Deposits and other                                                                     357            376
Investments, notes receivable and other assets                                         223            243
                                                                                   -------       --------
    Total assets                                                                   $38,222       $ 40,587
                                                                                   -------       --------
                                                                                   -------       --------


LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $12,438       $ 14,746
  Accrued expenses                                                                   7,601          8,217
  Current portion of notes payable                                                     220          3,918
  Deferred income                                                                    3,313          4,040
                                                                                   -------       --------
  Total current liabilities                                                         23,572         30,921

Notes payable                                                                          925          1,041
Liability in excess of asset                                                         3,952
Commitments (Note 12)

Shareholders' equity:
  Common stock, no par value; 20,000,000 shares
    authorized; and 13,553,229 shares at March 31,
    1997 and 13,369,681 shares issued and outstanding
    at December 31, 1996                                                            61,785         61,320
  Preferred stock, no par value; 100,000 shares authorized;
    2,075 shares issued and outstanding at March 31, 1997 and
    2,440 shares issued and outstanding at December 31, 1997                         1,990          2,355
  Treasury stock                                                                    (5,492)        (5,492)
  Additional paid in capital                                                            36
  Accumulated deficit                                                              (48,547)       (49,557)
                                                                                   -------       --------
    Total shareholders' equity                                                       9,772          8,626
                                                                                   -------       --------
    Total liabilities, minority interest & shareholders' equity                   $ 38,221       $ 40,587
                                                                                   -------       --------
                                                                                   -------       --------

           See accompanying "Notes to Consolidated Financial Statements."

                            INCOMNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             THREE MONTHS ENDED MARCH 31,
                                      ($ in 000s)

                                                            1997         1996
                                                       -----------  -----------
SALES                                                  $    31,169  $    24,399
                                                       -----------  -----------

OPERATING COSTS & EXPENSES:
  Cost of sales                                             21,531       15,906
  General & administrative                                   6,159        6,290
  Depreciation & amortization                                  665          429
  Bad debt expense                                           1,697        1,091
  Other (income)/expense                                       (83)          69
                                                       -----------  -----------
    Total operating costs and expenses                      29,969       23,785
                                                       -----------  -----------
ACQUISITION COSTS & EXPENSES:
  NTC Acquisition - goodwill amortization                       74           74
  RCI Acquisition - patent rights amortization                              503
  RCI Acquisition - interest and legal                                        6
                                                       -----------  -----------
    Total acquisition costs & expenses                          74          583
                                                       -----------  -----------
    Income before income taxes,
    extraordinary items & minority interest                  1,126           31

INCOME TAXES                                                   107           94
                                                       -----------  -----------
    Income before extraordinary items &
    minority interest                                        1,019          (63)

EXTRAORDINARY ITEMS                                              9           --
MINORITY INTEREST                                                           480
                                                       -----------  -----------
  Net income                                           $     1,010  $       417
                                                       -----------  -----------
                                                       -----------  -----------
INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS                         $       .07  $       .03
                                                       -----------  -----------
                                                       -----------  -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING                    13,550,000   13,278,242
                                                       -----------  -----------
                                                       -----------  -----------

           See accompanying "Notes to Consolidated Financial Statements."

                      INCOMNET, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31,
                               ($ in 000s)

                                                                                                    1997            1996
                                                                                                  -------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  After tax profit                                                                                $ 1,010           $( 63)
  Depreciation & amortization - operations                                                            665             633
  Depreciation & amortization - acquisitions                                                           74             447
                                                                                                  -------          ------
      Net cash inflow/(outflow) from operating activities                                           1,749           1,017
                                                                                                  -------          ------

CASH FLOWS FROM (INCREASE)/DECREASE IN OPERATING ASSETS:
  Accounts receivable                                                                              (1,055)            416
  Notes receivable - current portion                                                                 (147)           (113)
  Notes receivable - due from officers and shareholders                                              (357)            (65)
  Inventories                                                                                       2,434             443
  Prepaid expenses & other                                                                            245            (188)
  Notes receivable - long term                                                                                        155
  Deferred tax                                                                                        (41)
  Deposits & other                                                                                   (148)            (52)
                                                                                                  -------          ------
      Net cash inflow/(outflow) from changes in
        operating assets                                                                              931             596
                                                                                                  -------          ------
CASH FLOWS FROM INCREASE/(DECREASE) IN OPERATING LIABILITIES:
  Accounts payable                                                                                 (2,308)            299
  Accrued expenses                                                                                   (616)           (384)
  Deferred income                                                                                    (727)             71
                                                                                                  -------          ------
      Net cash inflow/(outflow) from changes in operating liabilities                              (3,651)            (14)
                                                                                                  -------          ------
      Net cash inflow/(outflow) from operations                                                      (971)          1,577
                                                                                                  -------          ------

CASH FLOWS FROM (INCREASE)/DECREASE IN INVESTING ACTIVITIES:
  Acquisition of plant & equipment                                                                   (447)         (2,162)
  Organization cost                                                                                  (184)
  Patents/intangible assets                                                                         1,241             (36)
  Investment in Lab Tech                                                                               35
  Investment in RCI
  Liability in excess of asset                                                                      3,952
                                                                                                  -------          ------
      Net cash inflow/(outflow) from investing activities                                           4,597           2,198
                                                                                                  -------          ------

           See accompanying "Notes to Consolidated Financial Statements."

                      INCOMNET, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, (CONT'D)

                                                                                                     1997            1996
                                                                                                   -------        -------
CASH FLOWS FROM INCREASE/(DECREASE) IN FINANCING ACTIVITIES:
  Bank overdraft                                                                                                      --
  Minority interest                                                                                                   (1)
  Notes payable - current                                                                          (3,698)           158
  Sale of common stock, net                                                                           465            147
  Preferred Stock                                                                                    (365)
  Treasury stock                                                                                                      --
  Notes payable - long term                                                                          (114)           495
  Paid in capital                                                                                      36             --
  Prior period adjustment to retainer earnings                                                                        --
  Change in valuation allowance                                                                                       --
                                                                                                   -------        -------
      Net cash inflow/(outflow) from financing activities                                          (3,676)           799
                                                                                                   -------        -------
      Net cash inflow/(outflow) from investing & financing                                            921         (1,399)
                                                                                                   -------        -------
      Net increase/(decrease) in cash & cash equivalents                                            $ (50)        $  200
                                                                                                   -------        -------
                                                                                                   -------        -------

           See accompanying "Notes to Consolidated Financial Statements."

                      INCOMNET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 1997

1.   MANAGEMENT'S REPRESENTATION:

The consolidated financial statements included herein have been prepared by the management of Incomnet, Inc. (the Company) without audit. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of March 31, 1997, and the results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months March 31, 1997 and 1996.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the three years ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1997. The interim results are not necessarily indicative of the results for a full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, National Telephone & Communications-Registered Trademark-, Inc. (NTC). The statements do not include consolidated results of Rapid Cast, Inc., the Company's 35%-owned subsidiary, which is accounted for using the equity method of accounting under FASB Statement No. 94. The Company accounted for RCI using the consolidated method of accounting from the third quarter of 1995 until December 31, 1996 because the Company owned 51% of RCI. In January 1997, the Company's ownership changed from 51% of RCI to 35% and, as a result, the method of accounting has changed to the equity method under FASB Statement No. 94.

REVENUE RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

(1) NTC's long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using any of NTC's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received, and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. Long distance telephone service sales in the three months ending March 31, 1997 totaled $25.1 million versus long distance telephone service sales of $20.3 million in the three months ending March 31, 1996, an increase of 24%.

(2) NTC's marketing-related revenues are derived from programs and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for representative and certified trainer renewals, and the Company's Certified Trainer, Independent

                      INCOMNET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 1997

Representative and Long Distance University programs. The Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related materials, net of amounts deferred for future services provided to the representatives, are booked as cash sales when the revenues are received. A portion of the revenues from marketing related programs and materials is deferred and recognized over a twelve month period to accrue the Company's obligation to provide customer support to its independent representatives. For the three months ending March 31, 1997, marketing sales totaled $5.7 million versus marketing sales of $2.7 million for the three months ended March 31, 1996, an increase of 113%.

(3) The Company's network service revenues are recognized as sales as the service is delivered. Network service sales in the three months ending March 31, 1997 totaled $0.4 million versus $0.3 million in the three months ending March 31, 1996.

CONCENTRATION OF CREDIT RISK - The Company sells its telephone and network services to individuals and small businesses throughout the United States and does not require collateral. Rapid Cast sells its optical products both domestically and internationally. Reserves for uncollectible amounts are provided, which management believes are sufficient.

COMPUTER HARDWARE, FURNITURE AND OFFICE EQUIPMENT - Computer hardware, furniture and office equipment are stated at cost. Depreciation is provided by the straight-line method over the assets' estimated useful lives of 5 to 10 years.

COMPUTER SOFTWARE - The Company capitalizes the costs associated with purchasing, developing and enhancing its computer software. All software costs are amortized using the straight-line method over the assets' estimated useful lives of 3 to 10 years.

LEASEHOLD IMPROVEMENTS - All leasehold improvements are stated at cost and are amortized using the straight-line method over the expected lease term.

NET INCOME PER SHARE - Net income per common share is based on the weighted average number of common shares for 1997, and common shares and common share equivalents for 1996.

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

3.   Funding of Marketing Commissions and Deferred Income:

                      INCOMNET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 1997

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

CURRENT ACCOUNTING PRONOUNCEMENTS: The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. This statement does not require the application of fair value method and allows the continuance of current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement has been applied. The accounting and disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The Company has elected not to adopt the fair value provisions of this statement.

4.   NETWORK MARKETING COSTS:

During the three months ending March 31, 1997, NTC's net costs to operate its network marketing program was $0.5 million versus $0.7 million for the three months ended March 31, 1996, as summarized below (in $ millions):


                                                3 Months Ending  3 Months Ending
                                                March 31, 1997   March 31, 1996
                                                ---------------  --------------
Sales                                             $   5.7          $ 2.7
                                                  -------          -----
Cost of sales                                         4.9            2.5

Operating expenses for support services               1.3            0.9
                                                  -------          -----
         Total marketing-related costs                6.2             3.4
                                                  -------          -----
         Net marketing cost                       $   0.5          $  0.7
                                                  -------          -----
                                                  -------          -----
         % of total NTC (long distance &
         marketing) sales                            1.8%            3.2%

                      INCOMNET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 1997

Marketing sales of $5.7 million for the three months ended March 31, 1997 and $2.7 million for the three months ended March 31, 1996 were generated by the sale of materials, training and support services to assist NTC independent sales representatives in selling new retail customers and enrolling other representatives in the NTC program. Effective January 1, 1996, the Company changed its accounting procedures to defer a portion of marketing revenues, which had previously been recognized upon receipt. The Company believes that the change is preferable because it provides a better matching of revenues with services provided to the marketing representatives. The cumulative effect of this change and certain other changes for the periods prior to January 1, 1996 equal to approximately $.09 million is shown as a cumulative effect adjustment. When the three month marketing-related costs of $6.2 million is compared against marketing-related revenues of $5.7 million the result is $0.5 million in net marketing-related activities during the three months ended March 31, 1997 versus a net cost of $0.7 million in marketing related activities during the three months ended March 31, 1996.

5.   COMPENSATION OF INDEPENDENT SALES REPRESENTATIVES:

The Company's subsidiary, NTC, compensates its independent sales representatives by an earned commission structure based upon signing up new telephone customers and based upon the telephone usage generated by those customers. In the three months ending March 31, 1997, expenses associated with commissions, bonuses and overrides paid out to NTC's independent representatives were $5.4 million versus $3.3 million for the three months ended March 31, 1996.

6.   COMMITMENTS AND CONTINGENCIES:

Litigation - The Company is a defendant in a class action matter and related lawsuits alleging securities law violations with respect to alleged false denial and non-disclosure of a Securities and Exchange Commission investigation and alleged non-disclosure of purchases and sales of the Company's stock by the former Chairman of the Board and one of his affiliates. Counsel for the Company is unable to estimate the ultimate outcome of these matters and is unable to predict a range of potential loss. Accordingly, no amounts have been provided for the class action or related lawsuits in the accompanying financial statements.

The Company is under investigation by the Securities and Exchange Commission under a non-public "formal order of private investigation." Management has furnished all information requested by the Commission and does not believe that the matter will have a material adverse impact on its financial position or results of operations.

7.  SUBSEQUENT EVENT:

In April 1997, NTC entered into an agreement to extend the lease on its headquarters building at 2801 Main Street, Irvine, California. According to the terms of this agreement, NTC would be obligated to pay formula based monthly lease payments estimated to be approximately $57,000 per month during 1997 and increasing to approximately $72,000 per month for the remainder of the initial five year lease term. In addition, in February 1997, NTC entered into a ten year lease

                      INCOMNET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 1997

for office space in Honolulu, Hawaii, with the lease expiring in 2007. The monthly payments on the lease in Honolulu commence at $36,698 per month in 1997 and 1998, and increase on a bi-annual basis through the term of the lease to $43,536 per month in 2006 and 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

The following is management's discussion and analysis of certain significant factors which have affected the results of operations and financial condition of the Company during the period included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes. The discussion herein is qualified by reference to the Cautionary Statements. See "Part II. Cautionary Statements".

LIQUIDITY AND CAPITAL RESOURCES:

GENERAL - Overall, the Company achieved slightly negative cash flows of $50,000 during the first three months of 1997 resulting from negative cash flows from operations ($971,000) which were almost entirely offset by positive cash flows from investing $4.6 million less negative cash flow from financing activities ($3.7 million) as discussed below:

CASH FLOW FROM OPERATIONS - The Company generated $971,000 in negative cash flow from operations during the first nine months of 1996, compared to $1.6 million in positive cash flow from operations during the prior year's comparable period. This year-to-year decrease in cash flow from operations resulted primarily from: (1) a $1.1 million increase in profits adjusted for non-cash expenses, offset by (2) a $1.1 million increase in accounts receivable, and (3) a $2.3 million decrease in accounts payable. Much of the changes in operating assets arise from the change in accounting for the Rapid Cast subsidiary, which was presented on the consolidated basis at December 31, 1996, but because Incomnet's ownership diminished to approximately 33% during the first quarter, was presented on the equity method of accounting at March 31, 1997.

CASH FLOW FROM INVESTING - The Company generated positive cash flows from investing activities of $4.6 million in the first three months of 1997 and negative cash flows of ($2.2 million) in the first three months of 1996.

CASH FLOW FROM FINANCING - Positive cash flows from investing activities of $4.6 million were offset by negative cash flow from financing activities of ($3.7 million) during the first three months of 1997, due principally from the change in method of accounting for the Rapid Cast subsidiary.

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

LITIGATION - The Company is subject to pending litigation and an investigation by the Securities and Exchange Commission. Management is not yet able to predict the impact of the pending litigation on its financial condition and results of operations. Management does not believe that the investigation by the Securities and Exchange Commission will result in a material impact on the Company's financial condition or results of operations. See "Part II. Item 1. Legal Proceedings."

RESULTS OF OPERATIONS:

SALES - First quarter, 1997 sales of $31.2 million increased 28% over the first quarter, 1996 sales of $24.4 million. The majority of this increase was attributable to NTC's sales increase to $30.8 million from $23.0 million in the three months ending March 31, 1997 as compared to the same period in 1996, respectively. The following table summarizes the Company's sales performance by subsidiary and segment during the comparable first quarters in 1997 and 1996:

                                                                $ in millions
                                                               -----------------
   Subsidiary                      Segment                     1997         1996
---------------      ---------------------------------------   ----         ----
NTC                  Telephone (telecommunications services)  $25.1        $20.3
NTC                  Telephone (marketing programs)             5.7          2.7
RCI                  Optical                                     --          1.1
AutoNETWORK          Network                                    0.4          0.3
                                                              -----        -----
                     Total Company Sales                      $31.2        $24.4
                                                              -----        -----
                                                              -----        -----


COST OF SALES - Total Company cost of sales increased to $21.5 million or 69% of sales during the quarter ending March 31, 1997 versus $15.9 million or 65% of sales during the comparable prior year quarter. The quarter-to-quarter increase in cost of sales resulted largely from increasing carrier costs associated with increased telephone service sales by NTC.

The following table summarizes the Company's changes in three major cost components for the first quarter:


                                                               $ in millions
                                                            -------------------
                                                              1997        1996
                                                            ------      -------
Commissions paid to NTC independent sales reps              $  5.4      $   3.5
Carrier costs for NTC's long distance telephone               15.9         12.2
AutoNETWORK                                                     .2           .2
                                                            ------      -------
          Total Cost of Sales (excluding
          $0.7 million of costs relating to RCI in 1996)    $ 21.5      $  15.9
                                                            ------      -------
                                                            ------      -------

NTC's total commission expense increased to $5.4 million in the first quarter of 1997 compared to $3.5 million in the same quarter of 1996. NTC's carrier costs to deliver long distance telephone service to its telephone customers increased to $15.9 million in the first quarter of 1997 compared to $12.2 million in the first quarter of 1996. This increase in carrier costs reflects the year-to-year growth in telephone sales, although these costs have grown at a slower pace than sales, thus reflecting improvements in overall telephone gross profits. The third cost component shown in the table above is the AutoNETWORK division's costs of providing communications network products and services.

GENERAL & ADMINISTRATIVE - Total general and administrative costs decreased to $6.2 million or 20% of sales in the quarter ending March 31, 1997 compared to $6.3 million or 26% of sales in the same prior year quarter. General and administrative costs generally include the costs of employee salaries, fringe benefits, supplies, and related support costs which are required in order to provide such operating functions as customer service, billing, marketing, product development, information systems, collections of accounts receivable, and accounting. The reduction in the current quarter primarily reflects the elimination of Rapid Cast.

NTC's general and administrative costs decreased to 18% of sales in the first quarter of 1997 from 21% of sales in the first quarter of 1996. This reduction is caused largely by increases in sales volume without a corresponding increase in the overhead structure. During 1996 NTC made significant expenditures in building its infrastructure to support future sales growth.

DEPRECIATION & AMORTIZATION - Total Company depreciation and amortization expense was $665,000 in the first quarter of 1997 verses $429,000 in the first quarter of 1996. This increase was caused by continuing investment by NTC in computer hardware and software, furniture and equipment, and leasehold improvements required to support its anticipated expansion in sales.

BAD DEBT EXPENSE - Total Company bad debt expense increased to $1.7 million in the first quarter of 1997 compared to $1.1 million in the same prior year quarter. The quarter-to-quarter increase in bad debt was caused primarily by increases in sales volumes.

ACQUISITION COSTS & EXPENSES - Acquisition costs decreased to $74,000 during the first quarter of 1997 compared to $583,000 during the first quarter of 1996. This decrease was primarily caused by writing off in the third and fourth quarters of 1996 the total patent rights acquired when the Company acquired 51% of RCI in 1995 in the third and fourth quarters of 1996. Acquisition costs & expenses in the first quarter of 1997 were related to the acquisition of NTC in 1992.

MINORITY INTEREST - Beginning on July 1, 1995, the Company converted from the equity method to the consolidated method of accounting for its 51% ownership in RCI. As a result, $480,345, or 49% (the "minority interest") of RCI's losses during the three months ending March 31, 1996, has been eliminated from the Company's "Consolidated Statements of Operations" for 1996 and, therefor, no RCI revenues or expenses are recognized after that date. On January 1, 1997, the Company converted back to the equity method of accounting.

NET INCOME - Total Company net income increased to $1 million or 3.2% of sales in the first quarter of 1997 as compared to net income of $417,000 or 1.7% of sales in the first quarter ended March 31,

1996. The quarter-to-quarter increase in net income resulted from no longer recording losses incurred at the Rapid Cast subsidiary.

PART II - OTHER INFORMATION

CAUTIONARY STATEMENTS:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company and its subsidiaries, please be advised that the Company and its subsidiaries' actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company or its subsidiaries, disadvantageous currency exchange rates, termination of contracts, loss of supplies, technological obsolescence of the Company's or its subsidiaries' products, technical problems with the Company's or its subsidiaries' products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, including the pending class action and related lawsuits and SEC investigation, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its subsidiaries and businesses, adverse publicity and news coverage, inability to carry out marketing and sales plans, challenges to the Company's patents, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 1.   LEGAL PROCEEDINGS

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION:

The investigation of the Company by the SEC, which was commenced in August 1994, has not experienced any material changes from its status as described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1996.

The Company continues to believe that it has provided substantial documentation to the Commission that demonstrates the propriety of its business operations and that the ultimate result of the investigation will not have a material adverse effect on the Company's financial condition or results of operations.

CLASS ACTION AND RELATED LAWSUITS:

The status of the pending class action lawsuit described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1996, SANDRA GAYLES, ET AL. VS. SAM D. SCHWARTZ AND INCOMNET, INC., Case No. CV95-0399 KMW (BQRx), has materially changed since the filing of the Form 10-K for the fiscal year ending December 31, 1996 in the following manner:

On May 6, 1997, the court in the pending class action lawsuit SANDRA GAYLES
ET AL. VS. SAM D. SCHWARTZ AND INCOMNET, INC. ruled that approximately 20 former shareholders of the Company have the right to "opt out" of the class action lawsuit and file their own separate lawsuit against the Company and Sam
D. Schwartz, the Company's former President. The Company expects these potential plaintiffs to file a separate lawsuit against it and its former President in the near future. The potential plaintiffs purchased the Company's stock in the open market through Everest Securities, a brokerage firm which has since terminated its business. The potential claims are expected to be based on alleged violations of applicable securities laws, because of alleged statements made by the Company's former President to the securities broker at Everest Securities in 1995. The amount of damages to be sought by the potential plaintiffs is not yet known. The Company intends to vigorously defend the claims if they are asserted against it.

In a hearing on May 5, 1997, the plaintiffs in a lawsuit entitled SILVA RUN WORLDWIDE LIMITED VS. INCOMNET, INC., SAM D. SCHWARTZ, BEAR STEARNS & CO., INC., LESLIE SOLMONSON, RONALD F. SEALE, MARINER RESERVE FUND, COMPANIA DI INVESTIMENTO ANTILLANO, COUTTS & CO. AG, SALVATORE M. FRANZELLA, PETER G. EMBIRICOS, AND JOS SCHUETZ, filed in the United States District Court for the Southern District of New York and transferred in March 1997 to the same court in California which is hearing the pending class action lawsuit, were allowed to continue as a separate pleading from the class action lawsuit. As such, the Company anticipates that it will be involved in a separate lawsuit with the SILVA RUN WORLDWIDE LIMITED plaintiffs as described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1996.

INCOMNET, INC. VS. SAM D. SCHWARTZ:

On April 25, 1997, the Company filed a lawsuit against Sam D. Schwartz, its prior President and Chairman of the Board, alleging fraud, breach of fiduciary duty, negligence, declaratory relief, breach of contract and imposition of constructive trust. The lawsuit was filed in the Superior Court of California in the County of Los Angeles. In the lawsuit, the Company alleges that Mr. Schwartz failed to disclose to the Company or its board of directors that he would obtain a direct financial benefit in connection with certain transactions considered or entered into by the Company during the period from 1993 to 1995. The Company further alleges that Mr. Schwartz fraudulently induced the Company to enter into a Severance Agreement between him and the Company in November 30, 1995 (see "Item 1. Business - Employees, Officers and Directors - Officers" in the Company's Form 10-K for the fiscal year ending December 31, 1995), and that he breached his fiduciary duty to the Company by self-dealing, acting in bad faith and concealing material facts. The Company seeks payment from Mr. Schwartz of the actual damages incurred by it as a result of Mr. Schwartz's conduct, as well as interest, punitive damages, attorney's fees and costs and reimbursements of all payments previously made to Mr. Schwartz pursuant to the Severance Agreement. Furthermore, the Company seeks a declaratory order that Mr. Schwartz committed acts or omissions involving known misconduct, the absence of good faith, an improper personal benefit, a reckless disregard of his duties to the Company and its shareholders, an unexcused pattern of inattention, and a violation of Sections 310 and 316 of the California Corporations Code. The Company cannot predict at this time the outcome of the case or the effect it may have on the operating results, financial condition or business performance of the Company or its subsidiaries.

In addition to the above changes to the status of the class action lawsuit, the case currently remains in the discovery phase and the parties continue to engage in settlement discussions.

SECTION 16(b) LAWSUIT:

In January 1996, the Company was served with a derivative shareholders lawsuit entitled RICHARD MORALES VS. INCOMNET, INC. AND SAM D. SCHWARTZ, 96 Civil 0225 in the United States District Court for the Southern District of New York, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, and demanding that the Company assert claims against Mr. Schwartz for the payment of short-swing profits plus interest. The status of that case has not materially changed since the filing of the Form 10-K for the fiscal year ending December 31, 1996, except as follows: Notice of the settlement was given to the shareholders on or about April 21, 1997. Any opposition to the settlement is due by May 16, 1997, and a hearing to approve the settlement is to be held on May 30, 1997. There is no assurance that the Company will recover the short-swing profits from Mr. Schwartz.

LEGAL ACTION AGAINST PRIOR REPRESENTATIVES:

The status of the pending lawsuit by NTC against certain of its prior representatives described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1996, has not materially changed since the filing of the Form 10-K.

POTENTIAL LAWSUITS:

There is no assurance that claims similar to those asserted in the pending class action and related lawsuits, or other claims, will not be asserted against the Company by new parties in the future. In this regard, potential plaintiffs have from time to time orally asserted claims against the Company and its prior directors. Several members of the class in the pending class action lawsuit against the Company have opted out. Sam Schwartz may file claims against the Company for indemnification and payments under his Severance Agreement with the Company. See "Item 1. Business - Employees, Officers and Directors - Officers" in the Company's Form 10-K for the fiscal year ending December 31, 1995. If such claims are filed as legal complaints, the Company will seek to have them consolidated with other pending lawsuits, if appropriate, or will defend them separately. From time to time, the Company is also involved in litigation arising from the ordinary course of business, the ultimate resolution of which management believes will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

Item 2 is not applicable for the three months ended March 31, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable for the three months ended March 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable for the three months ended March 31, 1997.

ITEM 5. OTHER INFORMATION

LOAN TO ROBERT AND NANCY ZIVITZ:

On November 5, 1996, the Company loaned $265,000 to Robert and Nancy Zivitz for a period of 90 days, at an interest rate of 10% per annum. Nancy Zivitz is a member of the Company's Board of Directors. The loan was approved by a vote of the Company's Board of Directors on October 11, 1996 and is secured by 201,800 shares of the Company's stock held in the name of Robert Zivitz. On February 5, 1997, the maturity date of the loan was extended by the Company until December 31, 1997.

ACQUISITION OF CALIFORNIA INTERACTIVE COMPUTING. INC. (CIC):

GENERAL: On May 2, 1997, Incomnet, Inc. ("Company") acquired 88,370.5 shares representing 100% of the outstanding common stock of California Interactive Computing, Inc. ("CIC"), a private corporation headquartered in Valencia, California. The Company agreed to pay a total of $1,758,302 in cash, payable over a five year period of time. See Item 5. Other Information - Acquisition of California Interactive Computing, Inc. - Schedule of Payments." In addition, the Company has agreed to assume the outstanding balance of $418,527.91 for loans to CIC made by two of CIC's shareholders. The Company has also signed an employment agreement for a period of two years with Jerry
C. Buckley, CIC's former president and CEO, pursuant to which it will pay Mr. Buckley $10,000 per month in consideration for Mr. Buckley's services as the Director of Strategic Planning for CIC. The Company has also agreed to provide 10,000 and 20,000 stock options, respectively, in CIC to two former shareholders when a plan is established for CIC's officers, directors, employees and key consultants.

CIC is engaged in the development and marketing of software that is used to process insurance-related claims, including workers compensation, disability, general medical and property & casualty. Its software is leased to companies who provide their own insurance and claims administration, to insurance companies, and to third-party administrators who process claims for either self-insured companies or insurance companies. CIC was incorporated in 1977 in California and has provided software for claims processing for 20 years.

SCHEDULE OF PAYMENTS: At the close of the transaction on May 2, 1997, the Company paid a total of $249,818 to the former shareholders of CIC, $84,818 of which was paid to acquire CIC's stock and $165,000 of which was utilized to pay down loans to two former CIC shareholders. The Company has signed promissory notes in the aggregate principal amount of $1,927,016.91 to four former shareholders of CIC to repay the balance of the loans owed by CIC ($253,527.91 as of May 2, 1997) and to pay the balance of the price to purchase their CIC stock by the Company ($1,674,489 as of May 2, 1997). These notes bear interest at the rate of 8% per annum. The stock of CIC purchased by the Company is held in an escrow account until the promisory notes issued by the Company to CIC former shareholders are repaid in full. The outstanding balances owed on these notes can be repaid at any time, which would lower the total amount of scheduled payments, including interest.

During the first year after the acquisition, the Company has agreed to pay $27,859 to one shareholder in 12 equal monthly payments of principal and interest. During the 13th - 24th month after the acquisition, the Company has contracted to pay a total of $591,175 of principal and interest, of which $369,136 is scheduled to be paid for the purchase of CIC stock from four former shareholders and of which $222,039 is scheduled to pay down the outstanding loans owed by CIC to two former shareholders.

During the 25th - 36th month after the acquisition, the Company has contracted to pay a total of $559,662 of principal and interest, of which $514,662 is scheduled to be paid for the purchase of CIC stock from four former CIC shareholders and of which $45,000 is scheduled to pay off the remaining balance of the loans owed by CIC to two former CIC shareholders.

During the 37th - 48th month after the acquisition, the Company is contracted to pay a total of $574,572 of principal and interest for the purchase of CIC stock from four former shareholders.

During the 49th - 60th month after the acquisition, the Company is contracted to pay a total of $514,662 of principal and interest for the purchase of CIC stock from four former shareholders.

DIRECTORS OF CIC: The former directors of CIC tendered their resignation, effective at the acquisition. The Company has named Melvyn Reznick, its President and CEO, Stephen A. Caswell, its Vice President and Corporate Secretary, and Jerry C. Buckley, CIC's former President and CEO, to serve on CIC's Board of Directors. Mr. Reznick will serve as Chairman, President, CEO and CFO of CIC. Mr. Caswell will serve as Executive Vice President and Secretary of CIC. Mr. Buckley will serve as a director. See the Company's Report on Form 8-K, dated May 13, 1997.

PRODUCTS & SERVICES: CIC develops and markets a trademarked line of software products designed to handle insurance-related claims processing. Insurance-related products include GenCOMP-TM-, GenMED-TM-, GenDIS-TM-, GenPAC-TM-, GenRISK-TM-, GenIRIS-TM- and Top Rate-TM-. In addition, CIC also offers several computer and service-related products, including GenARS-TM-, which is an optical disk-based information storage and retrieval system, and GenSERVE-TM-, which is a maintenance and service program for customers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS:

Exhibits designated by the symbol * are filed with this Quarterly Report on Form 10-Q. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

EXHIBIT NO.    DESCRIPTION
-----------    -----------

10-1           Amended Lease Agreement for National Telephone &
               Communication's Corporate headquarters at 2801 Main St., Irvine, California

REPORTS ON FORM 8-K, FILED IN 1997
----------------------------------

20.1 Report on Form 8-K - Election of Dr. Howard Silverman As Director & Amendment to Employment Contract of Melvyn Reznick, filed on February 7, 1997.

20.2 Report on Form 8-K - Reincorporation of National Telephone & Communications, Inc. filed on April 10, 1997.

20.3 Report on Form 8-K - Acquisition of California Interactive Computing, Inc., filed on May 13, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INCOMNET, INC.



Date:  May 15, 1997                     /s/ Melvyn Reznick
                                        --------------------------
                                        Melvyn Reznick
                                        President, CEO & CFO