Form 10-K/A
period 1996-12-31
INCOMNET INC
filed 1997-05-23
CIK 353356

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:...............Common
                                                             Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
          -    --

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

Number of shares of registrant's common stock outstanding as
of  March 21, 1997                                                  13,520,669

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The directors and executive officers of the Company and its wholly-owned subsidiaries, National Telephone Communications, Inc. (NTC) and California Interactive Computing, Inc. (CIC), which was acquired on May 2, 1997 [see "Certain Relationships and Related Transactions - Acquisition of California Interactive Computing"], are set forth below.

Name                          Positions
----                          ---------

Melvyn Reznick                President, Chief Executive Officer, Chief
                              Financial Officer and Chairman of the Board,
                              Incomnet and CIC.

Nancy Zivitz                  Director, Incomnet

Albert Milstein               Director, Incomnet

Howard Silverman              Director, Incomnet

Stephen A. Caswell            Vice President and Corporate Secretary, Incomnet
                              and Executive Vice President, Director and
                              Secretary of CIC

Edward R. Jacobs              Chairman and Chief Executive Officer, NTC

James R. Quandt               President, NTC

Victor C. Streufert           Vice President, Finance & Administration and Chief
                              Financial Officer, NTC

Jerry C. Buckley              Director, CIC

Eric Hoffberg                 General Manager, CIC

The biographies of the directors and executive officers of the Company and its NTC and CIC subsidiaries, including certain additional information, are set forth below.

MELVYN REZNICK, 53, has been the President, Chief Executive Officer and Chief Financial Officer of Incomnet since November 1995 and the Chairman of the Board since June 11, 1996. He also serves as the Chief Executive Officer, Chairman, President and Chief Financial Officer of CIC since its acquisition on May 2, 1997 [see "Certain Relationships and Related Transactions - Acquisition of California Interactive Computing"]. He has 30 years of experience in engineering, manufacturing, management, marketing, real estate and corporate development. Since 1978, he has been a partner in two real estate companies, Property Research and Management Co. and PRM Realty. Prior to entering the real estate industry, he was an engineer in the aerospace industry. He has a Bachelor of Science and a Master of Science in Mechanical Engineering from the Massachusetts Institute of Technology and is a member of the Society of Sigma
Xi. He is also an active member of the National Association of Corporate Directors (NACD).

NANCY S. ZIVITZ, 48, joined the Company's Board of Directors in November 1995. From 1987 to 1991, she was Senior Vice President of City National Bank in Washington, D.C. where she was head of the Retail Banking Unit. From 1991 to the present, she has been involved in community service for such organizations as the Coalition of Christians and Jews and the Association of Professional Women. She has a Bachelor of Business Administration from George Washington University.

ALBERT MILSTEIN, 50, joined the Company's Board of Directors in November 1995. He is a partner with the law firm of Winston & Strawn, for whom he has worked since 1972. He specializes in the representation of nursing homes and other long-term care facilities. He received his Juris Doctor from Chicago Law School in 1972 and received a Bachelor of Arts from Yeshiva University in 1969.

HOWARD SILVERMAN, 53, joined the Company's Board in January 1997 to fill a vacancy on the Board. From May 1995 to the present, Mr. Silverman has served as Vice President of Corporate Finance for Rickel & Associates. From 1991 until he joined Rickel, he served as an independent consultant to early stage and mid-sized operating companies. From 1985 to 1991, he was the founder and Board Chairman of Vision Sciences, a company that developed, manufactured and sold in-office lens casting systems. In 1968, Dr. Silverman received a Doctor of Optometry from Illinois College of Optometry and in 1965, he received a Chemical Engineering degree from the College of the City of New York.

STEPHEN A. CASWELL, 48, is Vice President of Incomnet. He joined the Company in August 1987 and has been Secretary since August 1989. He also is Executive Vice President, Director and Secretary of CIC since the acquisition by the Company [see "Certain Relationships and Related Transactions - Acquisition of California Interactive Computing"]. He was a director from April 1988 to November 1995 when he resigned. Mr. Caswell is a leading expert in electronic messaging networks. From 1982 to 1987, Mr. Caswell had his own consulting firm that specialized in designing PC-based networking systems. He has an Master of Arts in Communications from American University in Washington, D.C. and a Bachelor of Arts in Philosophy from Tufts University.

EDWARD R. JACOBS, 59, is Chairman and Chief Executive Officer of NTC. He has in excess of 20 years experience in management with Fortune 500 firms such as CCH-Computax and McDonnell Douglas. For the five prior years before joining the Company in March 1992, he managed his own investment banking firm. Prior to that, he co-founded Dataccount Corporation, one of the largest privately held computerized financial services companies in Southern California.

JAMES R. QUANDT, 48, is President of NTC. Prior to joining NTC, Mr. Quandt was the Chairman of the Board of Directors of Global Financial Information Corporation, a privately held group of companies in the financial information and technology industry, from 1995. From 1991 to 1995, Mr. Quandt was the President and Chief Executive Officer of Standard & Poors Financial Information Services, a subsidiary of McGraw Hill Corporation in New York, New York. From 1980 to 1991, Mr. Quandt was an executive officer in various capacities with Security Pacific Bank in Los Angeles, California. Mr. Quandt earned a B. S. in Economics and Business Administration from Saint Mary's College of California in 1971 and completed the program at the Graduate School of Business, Management Policy Institute, at the University of Southern California.

VICTOR C. STREUFERT, 40, is Vice President of Finance & Administration, Chief Financial Officer and Secretary of NTC. Prior to joining NTC in 1997, Mr. Streufert was Vice President of Finance and Chief Financial Officer for PYXIS Corp., a $200 million health care company since 1995. From 1989 to 1995, he was Executive Vice President and Chief Financial Officer for American Health Properties. Mr. Streufert has a B. A. in Economics from Valparaiso University in 1979 and an MBA in Finance and Marketing from the University of Chicago in 1985.

JERRY C. BUCKLEY, 61, is a director of CIC. Upon the acquisition pf CIC by the Company on May 2, 1997, he signed a two-year employment agreement with the Company to serve in a non-executive officer position as the director of strategic planning [see "Certain Relationships and Related Transactions - Acquisition of California Interactive Computing"]. In 1977, he was one of the founders of CIC and served as CIC's President and Chairman until the acquisition by the Company. Prior to founding CIC, he was employed in various positions in software development and engineering by Lockheed. He received a B. A. in Geology from USC in 1960.

ERIC HOFFBERG, 44, has been employed at CIC since January 1990 and has more than 20 years of experience in the insurance industry [see "Certain Relationships and Related Transactions - Acquisition of California Interactive Computing"]. From January 1991 to his promotion to General Manager at the acquisition by the Company, he served as CIC's Vice President of System Services. From January 1990
- December 1990, he served the Director of Systems & Programming from January 1990. Prior to joining CIC, he worked as Assistant Vice President & MIS Director for a subsidiary of Continental Insurance from 1988 - 1990. Mr. Hoffberg is married to Nora Kenner. In 1976, he received a B. A. in Business Administration from Long Beach State University.

ITEM 11 - EXECUTIVE COMPENSATION

The following tables set forth certain information concerning cash and stock option compensation paid or accrued by the Company for the years ended December 31, 1996, 1995 and 1994 to the Chief Executive Officer and to each of the five most highly compensated executives of the Company whose aggregate cash compensation, bonuses and stock option compensation exceeded $100,000.

                             TOTAL CASH COMPENSATION

Name of
Individual           Position                             1996              1995             1994
----------           --------                             ----              ----             ----
Edward R. Jacobs     President and Chief Executive
                     Officer, NTC                      $360,000 (1)      $292,499 (1)      $114,919

Melvyn Reznick       President and Chief Executive
                     Officer, Incomnet                 $350,000 (2)      $15,234 (3)             --

Stephen A. Caswell   Vice President, Incomnet          $140,000 (4)      $80,000 (5)       $70,000

(1) All compensation was received as cash in the form of salary. Does not include proceeds of loans made to Mr. Jacobs by NTC [see "Certain Relationships and Related Transactions - Settlement With NTC Directors"]. Effective June 1, 1996, Mr. Jacob's annual salary was increased from $240,000 to $480,000.

(2) Consists of a salary of $175,000, a cash bonus of $40,000 and options to acquire $135,000 worth of shares in NTC if and when NTC becomes a public corporation. The exercise price of the options will be determined by the fair market per share value of NTC as of December 31, 1996. This value has not yet been set and will be determined by the Company's auditor. Effective December 1, 1996, Mr. Reznick's salary was increased to $250,000, with an incentive bonus program that could result in additional compensation of $100,000.

(3) Consists of cash compensation for one month of service based upon an annual salary of $182,800 per year.

(4) Consists of a salary of $90,000, a cash bonus of $10,000 and options to acquire $40,000 worth of shares in NTC if and when NTC becomes a public corporation. The exercise price of the options will be determined by the fair market per share value of NTC as of December 31, 1996. This value has not yet been set and will be determined by the Company's auditor. Effective January 1, 1997, Mr. Caswell's salary was increased to $115,000, with an incentive bonus program that could result in additional compensation of $35,000.

(5) All compensation was received as cash in the form of salary. Does not include proceeds of loans made to Mr. Caswell by the Company [see "Certain Relationships and Related Transactions - Note Receivable From Officer"].

                         TOTAL STOCK OPTION COMPENSATION

Name of
Individual           Position                             1996              1995             1994
----------           --------                             ----              ----             ----
Edward R. Jacobs     President and Chief Executive
                     Officer, NTC                             --         $2,343,759 (1)           --

Stephen A. Caswell   Vice President, Incomnet                 --         $996,599 (3)             --


(1) Consists of 150,000 stock options at $5.00 per share exercised on July 25, 1995 when the stock was priced at 20-5/8, bringing the Company $750,000. This stock was not sold at the time of exercise. The Company made a loan of $307,240 to Mr. Jacobs associated with this transaction [see "Certain Relationships and Related Transactions - Settlement With NTC Directors"].

(2) Consists of 89,582 stock options exercised at $5.00 per share on April 4, 1995 when the stock was priced at 16-1/8, bringing the Company $447,910. This stock was not sold at the time of exercise. The Company made a loan of $300,000 to Mr. Caswell associated with this transaction [see "Certain Relationships and Related Transactions - Note Receivable from Officer"].

STOCK OPTIONS & WARRANTS

In August 1994, the Company authorized a stock option plan for executives, directors, key employees and key consultants that allowed 1,800,000 shares to be granted. This stock option plan was approved by shareholders at its Annual Meeting held on May 16, 1995. On February 5, 1996, the Board of Directors authorized the prior stock option plan to be replaced by the proposed new Incomnet 1996 Stock Option Plan. This plan was approved by shareholders at the July 29, 1996 Annual Meeting of Shareholders.

Options approved under the previous plan that have not been returned or expired are as follows:

Employee            Number     Base Price     Disposition and terms
--------           -------     ----------     ---------------------
Edward Jacobs    1,200,000         $10.00     Still held. These options will be
                                              returned upon the adoption of a
                                              separate stock option program for
                                              National Telephone &
                                              Communications that is a part of a
                                              recent agreement contemplating
                                              that NTC will eventually become a
                                              public corporation.  In any event,
                                              these options do not vest unless
                                              and until NTC earns at least $15
                                              million in pre-tax earnings in
                                              four continuous audited quarters
                                              by December 31, 1997.


HOLDINGS AND GRANTS

The following stock options and warrants are held by the following directors and executive officers. The table does not include 1,200,000 stock options held by Edward R. Jacobs as disclosed above that the Company expects will be returned upon adoption of a separate stock option plan by National Telephone & Communications, Inc.

                                                                                                    Potential Realizable
                                                                                                 Value at Assumed Annual
                                                                                                    Rates of Stock Price
                                                      Exercise or             Date of              Appreciation for Term
Employee               Type            Number          Base Price          Expiration                  5%            10%
--------               ----            ------         -----------        ------------           ---------      ---------
Melvyn Reznick        options          25,000 (1)         $4.87              2/28/01            $  33,637      $  74,330
                      options         100,000 (2)          4.37               4/5/01              120,736        266,792
                      options          25,000 (1)          4.87              5/31/01               33,637         74,330
                      options          25,000 (1)          4.87              8/31/01               33,637         74,330
                      options          25,000 (1)          4.87             11/30/01               33,637         74,330
                      options          25,000 (2)          4.37              2/28/02               30,184         66,698
                      options          25,000 (2)(5)       4.37              5/31/02               30,184         66,698
                      options          50,000 (3)          4.37       5 years from vesting         60,368        133,396
                      options         200,000 (1)(4)       4.87       5 years from vesting        269,098        594,637
Stephen A. Caswell    options          50,000 (4)          4.37       5 years from vesting         60,368        133,396
                      options          40,000 (6)          4.25              1/21/02                   --        $23,261
Albert Milstein       options          25,000              4.37               4/5/01               30,184         66,698
                      options          25,000              4.37               1/1/02               30,184         66,698
                      options          35,000 (7)          4.25              1/21/02                   --        $20,353
Mark Richardson       options          15,000              4.37               4/5/01               18,110         40,018
                      options          15,000              4.37               1/1/02               42,258         93,377
                      options          20,000 (7)          4.25              1/21/02                   --        $11,630
Nancy Zivitz          options          25,000              4.37               2/5/01               30,184         66,698
                      options          25,000              4.37               1/1/02               30,184         66,698
                      options          35,000 (7)          4.25              1/21/02                   --        $20,353
Howard Silverman      options          35,000 (7)          4.25              1/21/02                   --        $20,353

(1) These options were issued on November 30, 1995 pursuant to an employment contract between Mr. Reznick and Incomnet (see "Employment Agreement Between Melvyn Reznick and Incomnet"). All other options listed in this table were granted under the Incomnet 1996 Stock Option Plan.

(2) These options were issued for service to the Company and because Mr. Reznick had personally guaranteed a line of credit for the Company in the amount of $1,020,000. The Company repaid the line of credit in October 1996 and the line has been closed [see "Certain Relationships and Related Transactions - Loan to Company By Melvyn Reznick".]

(3) These options do not vest until Rapid Cast, Inc. becomes a publicly-traded company.

(4) These options do not vest until Rapid Cast, Inc. achieves certain financial performance goals.

(5) These options will vest on May 31, 1997.

(6) These options were pledged as collateral for a loan provided to Mr. Caswell by the Company [see "Certain Relationships and Related Transactions - Note Receivable from Officer"] and were issued by the Board of Directors on January 21, 1997 upon recommendation by the Compensation Committee.

(7) These options were issued by the Board of Directors on January 21, 1997 upon recommendation of the Company's Compensation Committee.


COMPENSATION COMMITTEE REPORT

The Company's Compensation Committee met on January 21, 1997 and made recommendations regarding compensation for the Company's executives. The Committee consists of Nancy Zivitz, Albert Milstein, Howard Silverman and Stephen Caswell. Mr. Caswell did not participate in discussion on his compensation. Mr. Silverman did not vote on the recommendations because he had just joined the Board. The recommendations were as follows:

     (1) Melvyn Reznick's annual salary for the twelve month period commencing on December 1, 1996 and ending on December 1, 1997 should be increased to $250,000. Mr. Reznick should be granted a cash bonus of $40,000. He should also be granted options to purchase a certain number of shares of NTC common stock from the Company. The number of options will be calculated based on the fair market value of NTC's stock as of December 31, 1996, which is being determined pursuant to a Duff & Phelps appraisal expected to be completed in the near future. The number of options to purchase NTC stock will equal $135,000 divided by the fair market value of each share of NTC stock on December 31, 1996. The exercise price will equal the fair market value of NTC stock and the term of the options will be three years. The Company's Compensation Committee also recommended that Mr. Reznick's bonus for 1997 be $100,000, subject to the approval of the Company's Board of Directors, provided that the Board determines that Mr. Reznick satisfies the following criteria: The Company completes the spin-off of 10% of the common stock of NTC that it owns, the pending investigation of the Company by the Securities and Exchange Commission is settled and terminated, the Company's legal and regulatory issues are under control and, if possible, resolved, the Company expands its corporate communications activities so that its stock is presented properly to the investment community, the Company develops a new source of revenues and profits so that Incomnet, Inc. has a clear potential to cover its costs independent of NTC and RCI, and there is significant appreciation in the value of the Company's stock.

(2) Stephen A. Caswell's annual salary for the twelve month period commencing on January 1, 1997 should be increased to $115,000. Mr. Caswell should be granted a cash bonus of $10,000. He should also granted options to purchase a certain number of shares of NTC common stock from the Company, calculated in the same manner as for Mr. Reznick, except that the dollar amount of options is $40,000 rather than $135,000. The Compensation Committee recommended and the Board of Directors approved a potential cash bonus of $35,000 for Mr. Caswell for 1997, provided that the Company achieves the same goals as are applicable to Mr. Reznick's potential 1997 bonus.

The Compensation Committee also reviewed the settlement between the Company and Mr. Caswell in November 1995 and recommended that Mr. Caswell receive 40,000 stock options for services he performed for the Company, provided that those options be held as collateral against the loan that Mr. Caswell owes to the Company. The Committee also recommended that the Company assume all tax liabilities that Mr. Caswell would incur should the stock held as collateral not be sufficient to pay off the outstanding loan. [See "Item 13. Certain Relationships and Related Transaction - Note Receivable From Officer"].

In making the recommendations to the Board of Directors for Mr. Reznick's and Mr. Caswell's compensation, the Compensation Committee in its report noted extraordinary work performed by these executives under difficult conditions. Mr. Reznick performed an important and deciding role in financing and procuring the equity financing for Rapid Cast, Inc., one of the Company's subsidiaries. Mr. Reznick personally made and guaranteed bridge loans to Rapid Cast, Inc. as well as coordinating negotiations with J.P. Morgan and The Clipper Group to complete
the institutional financing of Rapid Cast, Inc.   Mr. Reznick is serving a key
role on the Board of Directors, Audit Committee and Compensation Committee for
Rapid Cast, Inc.   He also works extensively with the research and development department of Rapid Cast, Inc. The Compensation Committee believes that the institutional financing of Rapid Cast, Inc. may not have been accomplished without the financial and managerial involvement of Mr. Reznick.

The Compensation Committee noted that Mr. Reznick was also instrumental in resolving the issues with National Telephone & Communications, Inc., the Company's 100% owned subsidiary, including initiating the procedures necessary to accomplish the eventual spin-off of a portion of the Company's NTC shares. The current management incentive agreement with NTC provides Incomnet, Inc. with a reliable source of working capital in 1997. The Compensation Committee also noted that Mr. Reznick served as an effective leader in resolving and making progress in resolving difficult legal and regulatory issues affecting the Company. The Compensation Committee made a comparative analysis of Mr. Reznick's annual salary in relation to the salaries of chief executive officers of public companies of approximately the same size, as well as the salaries of the chief executive officers of NTC and RCI, and determined that the recommendation for Mr. Reznick's compensation was fair and reasonable.

The Compensation Committee also issued a report with respect to Mr. Caswell which noted his valuable work in providing support for the Company's litigation tasks, including his assistance in the pending legal action for the recovery of short swing profits for the Company in MORALES VS. INCOMNET, INC. AND SAM D. SCHWARTZ. Mr. Caswell performed critical tasks in connection with the Company raising $2,440,000 in the private placement of the Series A 2% Convertible Preferred Stock. Mr. Caswell was also instrumental in establishing an investor relations program for the Company including the hiring of Fi.Comm, Ltd., the Company's investor relations firm. The Compensation Committee made a comparative analysis of Mr. Caswell's annual salary in relation to the salaries of corporate secretaries of public companies of approximately the same size, and determined that the recommendation for Mr. Caswell's compensation was fair and reasonable.

On January 21, 1997, the Board of Directors approved the recommendation of the Compensation Committee regarding compensation for Mr. Caswell and Mr. Reznick and for changes to the settlement with Mr. Caswell in November 1995. The Board also granted the stock options to officers, directors and consultants to the Company pursuant to Incomnet, Inc.'s 1996 Stock Option Plan. See the Stock Option Table in "Item 11. Executive Compensation - Holdings and Grants".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of May 23, 1997, with respect to each person who is known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock.

Name and                                  Amount and             Percent of
Address of                                Nature of              Shares of
Beneficial                                Beneficial             Common Stock
Owner                                     Ownership              Outstanding (4)
-----                                     ---------              ---------------

Sam D. Schwartz                            1,998,610    (1)          14.19%
333 S. Hope St. - 43rd Floor
Los Angeles, CA 90071

Clarence Robert Zivitz                       729,300    (2)           5.18%
7734 Silver Bell Drive
Sarasota, FL 34241

David Wilstein                               454,971    (3)           3.23%
2080 Century Park East - Penthouse
Los Angeles, CA 90067

Leonard Wilstein                              98,588    (3)           0.70%
11201 Hindry Avenue
Los Angeles, CA 90045

Jack Gilbert                                 205,000    (3)           1.46%
15456 Coutolenc Road

Magalia, CA 95954

Richard Horowitz                             360,535    (3)           2.56%
9301 Wilshire Blvd. #206
Beverly Hills, CA 90210

(1) Excludes 90,000 shares owned by Rita L. Schwartz, which are her sole and separate property, in which Mr. Schwartz disclaims any beneficial interest. Includes 90,000 shares acquired upon the conversion of 8% convertible promissory notes.

(2) Includes 644,300 shares owned by Clarence R. Zivitz, Nancy Zivitz' husband, and stock options to purchase 85,000 shares owned by Nancy Zivitz, a member of the Company's Board of Directors, 50,000 of which have an exercise price of $4.37 per share and 35,000 of which have an exercise price of $4.25 per share. The stock options are exercisable as follows: 25,000 at any time until February 28, 2001, 25,000 at any time until January 1, 2002, and 35,000 at any time until January 22, 2002.

(3) All of these individuals filed a Schedule 13D on May 5, 1997 in which they stated that although they have not entered into any written agreement relating to voting of their shares or relating to any particular course of action concerning the voting of their shares, they have deemed themselves to be a group pursuant to Rule 13d-5 (b) (1) of the Securities & Exchange Act. As a group, they own a total of 7.65% of the outstanding shares of the Company.

(4) Assumes 14,080,593 shares outstanding, including 570,000 shares issuable upon the exercise of stock options and warrants which have vested, but which have not yet been exercised.


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as of May 23, 1997, with respect to the beneficial ownership by each director and officer, and by all directors and officers as a group. All shares shown below are owned by such beneficial owners directly unless otherwise indicated.

                                          Amount and             Percent of
Name of                                   Nature of              Shares of
Beneficial                                Beneficial             Common Stock
Owner                                     Ownership              Outstanding (6)
-----                                     ---------              ---------------
Nancy Zivitz                              729,300    (1)            5.18%
Melvyn Reznick                            280,300    (2)            1.99
Albert Milstein                           125,000    (3)            0.89
Howard Silverman                           35,000    (4)            0.25
Stephen A. Caswell                         20,000    (5)            0.14
Edward R. Jacobs                               --                     --
James R. Quandt                                --                     --
Victor C. Streufert                            --                     --
Jerry Buckley                                  --                     --
Eric Hoffberg                                  --                     --

All directors and
officers as a group
(10 persons)                            1,189,600                   8.45%

(1) Includes 644,300 shares owned by Clarence R. Zivitz, Nancy Zivitz' husband, and stock options to purchase 85,000 shares owned by Nancy Zivitz, a member of the Company's Board of Directors, 50,000 of which have an exercise price of $4.37 per share and 35,000 of which have an exercise price of $4.25 per share. The stock options are exercisable as follows: 25,000 at any time until February 28, 2001, 25,000 at any time until January 1, 2002, and 35,000 at any time until January 22, 2002.

(2) Includes stock options to purchase 25,000 shares at an exercise price of $4.87 per share, exercisable at any time until February 28, 2001, stock options to purchase 25,000 shares at an exercise price of $4.87 per share, exercisable at any time until May 31, 2001, stock options to purchase 25,000 shares at an exercise price of $4.87 per share, exercisable at any time until August 31, 2001, stock options to purchase 25,000 shares at an exercise price of $4.87 per share, exercisable at any time until November 30, 2001, and stock options to purchase 100,000 shares at an exercise price of $4.37 per share, exercisable at any time until April 5, 2001. Does not include stock options to purchase 200,000 shares at an exercise price of $4.87 per share, which do not vest until RCI achieves certain financial performance goals, stock options to purchase 50,000 shares at an exercise price of $4.37 per share, which do not vest until RCI becomes a public company, and stock options to purchase an additional 25,000 shares at an exercise price of $4.37 per share, which do not vest until May 31, 1997. See "Ratification of 1996 Stock Option Program for Directors, Officers and Key Consultants" in the Company's Proxy Statement for its 1996 Annual Meeting of the Shareholders.

(3) Includes stock options to purchase 25,000 shares at an exercise price of $4.37 per share exercisable at any time until April 5, 2001, stock options to purchase 25,000 at an exercise price of $4.37 per share exercisable at any time until January 1, 2002, and stock options to purchase 35,000 shares at an exercise price of $4.25 per share exercisable at any time January 22, 2002.

(4) Reflects 35,000 stock options to purchase 35,000 shares of the Company's Common Stock at an exercise price of $4.25 per share, exercisable at any time until January 22, 2002.

(5) Does not include stock options to purchase 50,000 shares at an exercise price of $4.37 per share, which do not vest until RCI achieves certain financial performance goals, and stock options to purchase 40,000 shares at an exercise price of $4.25 per share, exercisable at any time until January 22, 2002, which are pledged to the Company as additional collateral for a non-recourse loan previously made to Mr. Caswell. . [See "Item 13. Certain Relationships and Related Transaction - Note Receivable From Officer"].

(6) Assumes 14,080,593 shares outstanding, including 570,000 shares issuable upon the exercise of stock options and warrants which have vested, but which have not yet been exercised.

Based upon the Company's review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company in compliance with Section 16 of the Securities Exchange Act of 1934, as amended, all of such Forms were filed on a timely basis by such reporting persons, other than: (1) a report on Form 4 due from Joel W. Greenberg, the Company's former Chairman of the Board on or before May 10, 1996 with respect to 25,000 stock options which vested on April 5, 1996, (2) certain officers of National Telephone & Communications, Inc. were late in their Form 3 filings when they became executive officers in February 1996, and a director of that subsidiary is late in Form 4 and Form 5 filings for 1995, but the Form 3 filings have been brought current, and (3) reports on Form 4 and Form 5 of transactions occurring from January 1993 until July 1995 were reported late by Sam D. Schwartz, the Company's former Chairman, President and Chief Executive Officer.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION OF CALIFORNIA INTERACTIVE COMPUTING, INC.

GENERAL: On May 2, 1997, Incomnet, Inc. ("Company") acquired 88,370.5 shares representing 100% of the outstanding common stock of California Interactive Computing, Inc. ("CIC"), a private corporation headquartered in Valencia, Califonria. The Company agreed to pay a total of $1,758,302 in cash, payable over a five year period of time. In addition, the Company has agreed to assume the outstanding balance of $418,527.91 for loans to CIC made by two of CIC's shareholders. The Company has also signed an employment agreement for a period of two years with Jerry C. Buckley, CIC's former president and CEO, pursuant to which it will pay Mr. Buckley $10,000 per month in consideration for Mr. Buckley's services as the Director of Strategic Planning for CIC. The Company has also agreed to provide 10,000 and 20,000 stock options, respectively, in CIC to two former shareholders when a plan is established for CIC's officers, directors, employees and key consultants.

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

SCHEDULE OF PAYMENTS: At the close of the transaction on May 2, 1997, the Company paid a total of $249,818 to the former shareholders of CIC, $84,818 of which was paid to acquire CIC's stock and $165,000 of which was utilized to pay down loans to two former CIC shareholders. The Company has signed promissory notes in the aggregate principal amount of $1,927,016.91 to four former shareholders of CIC to repay the balance of the loans owed by CIC ($253,527.91 as of May 2, 1997) and the balance of the price to purchase their CIC stock by the Company ($1,674,489 as of May 2, 1997). These notes bear interest at the simple rate of 8% per annum. The outstanding balances owed on these notes can be repaid at any time, which would lower the total amount of scheduled payments, including interest.

During the first year after the acquisition, the Company has agreed to pay $27,859 to one shareholder in 12 equal monthly payments of principal and interest. During the 13th - 24th month after the acquisition, the Company has contracted to pay a total of $591,175 of principal and interest, of which $369,136 is scheduled to be paid for the purchase of CIC stock from four former shareholders and of which $222,039 is scheduled to pay down the outstanding loans to two former shareholders.

During the 25th - 36th month after the acquisition, the Company has contracted to pay a total of $559,662 of principal and interest, of which $514,662 is scheduled to be paid for the purchase of CIC stock from four former and of which $45,000 is scheduled to pay off the remaining balance of the loans owed to two former shareholders.

During the 37th - 48th month after the acquisition, the Company is contracted to pay a total of $574,572 of principal and interest for the purchase of CIC stock from four former shareholders.

During the 49th - 60th month after the acquisition, the Company is contracted to pay a total of $514,662 of principal and interest for the purchase of CIC stock from four former shareholders.

PRODUCTS AND SERVICES: CIC develops and markets a trademarked line of software products designed to handle insurance-related claims processing. Insurance-related products include GenCOMP-TM-, GenMED-TM-, GenDIS-TM-, GenPAC-TM-, GenRISK-TM-, GenIRIS-TM- and Top Rate-TM-. In addition, CIC also offers several computer and service-related products, including GenARS-TM-, which is an optical disk-based information storage and retrieval system, and GenSERVE-TM-, which is a maintenance and service program customers.

GenCOMP, GenMED, GenDIS and GenPAC automate claims processing for workers' compensation, general medical, disability and property & casualty, respectively. Top Rate is used to rate the strength of a disability claim in the State of California.

DIRECTORS AND OFFICERS: The former directors of CIC tendered their resignation, effective at the acquisition. The Company has named Melvyn Reznick, its President and CEO, Stephen A. Caswell, its Vice President and Corporate Secretary, and Jerry C. Buckley, CIC's former President and CEO to serve on CIC's Board of Directors. Mr. Reznick will serve as Chairman, President, CEO and CFO of CIC. Mr. Caswell will serve as Executive Vice President and Secretary of CIC. Mr. Buckley will serve as a director.

CIC has engaged Mr. Buckley in an employment contract for a period of two years at a rate of $120,000 per year. CIC has no other employment agreements. The Company has named Eric Hoffberg, Michael Ewing and Nora Kenner as officers of CIC. Mr. Hoffberg will serve as General Manager of CIC. Mr. Ewing will serve as Vice President of Marketing and Ms. Kenner will serve as Vice President of Consulting Services.

Prior to joining CIC upon the acquisition by the Company. Mr. Ewing served as the Regional Director of Channel Sales for Business Objects (Newport Beach,
CA) from May 1996 - May 1997. Prior to that, he served as Regional Manager of Sales for VMark Software (Irvine, CA) from October 1990 - May 1996. In 1978, he received a B. A. in Public Administration from UCLA.

Eric Hoffberg has been employed by CIC since January 1990 and has more than 20 years of experience in the insurance industry. From January 1991 to his promotion to General Manager upon the acquisition of CIC by the Company, he served as CIC's Vice President of System Services. From January 1990 to December 1990, he served the Director of Systems & Programming. Prior to joining CIC, he worked as Assistant Vice President & MIS Director for a subsidiary of Continental Insurance from 1988 - 1990. Mr. Hoffberg is married to Nora Kenner. In 1976, he received a B. A. in Business Administration from Long Beach State University in 1976.

Nora Kenner has been employed by CIC since 1980 when she joined as an administrative assistant. From January 1991 to her promotion to Vice President of Consulting Services at the acquisition by the Company, she served as Assistant Vice President of Consulting Services. Prior to 1991, she served in various capacities, including Director of Consulting Services from 1988 - 1991. Ms. Kenner is married to Mr. Hoffberg. In 1979, she received a B.A. in Biology from UCLA.

Mr. Buckley was one of the founders of CIC in 1977 and has served as CIC's Chairman, President and CEO from CIC's inception until CIC was acquired by the Company on May 2, 1997. Prior to founding CIC, he was employed in various positions in software development and engineering by Lockheed. He received a B.A. in Geology from USC in 1960.

EMPLOYMENT OF JAMES QUANDT AS PRESIDENT OF NTC:

Mr. Quandt's employment agreement commenced on January 6, 1997 and has a term of three years. The employment agreement provides for Mr. Quandt to implement a separation of the functions of the Company into an operating division, with primary responsibility for the telephone business, and a marketing division, with primary responsibility for the independent sales representatives. Until Mr. Quandt becomes the Chief Executive Officer of NTC (which is contemplated but not guaranteed), he and the President of the newly formed marketing division will report to Mr. Jacobs. The employment agreement recites that Mr. Jacobs also contemplates retiring as the Chairman of the Board of Directors of NTC on July 25, 1999, although such retirement is not contractually mandated. The employment agreement contemplates that Mr. Quandt may be nominated to become the Chairman of the Board of Directors of NTC upon Mr. Jacobs' retirement from that position.

Pursuant to the employment agreement, Mr. Quandt is entitled to the following compensation: (1) A base salary of $40,000 per month, (2) an incentive bonus equal to one and one-half (1.5%) of the quarterly net profit earned by NTC, provided that the quarterly net profit is at least $1,250,000, the payment of the bonus does not cause the quarterly net profit of NTC to be less than $1,250,000, and NTC's pretax profit for the succeeding calendar quarter is reasonably expected to exceed the minimum quarterly net profit of $1,250,000, and (3) nonqualified stock options to purchase 600,000 shares of the common stock of NTC. The stock options will have an exercise price determined by the Board of Directors of NTC in accordance with the NTC Stock Option Plan, but in no event greater than the higher of $5.00 per share or the fair market value of NTC's stock at the time of the grant. See "THE COMPANY - Amendment to NTC Management Incentive Agreement." The stock options will have an exercise period of five years from the date of grant. The stock options will vest as follows:
(1) 250,000 stock options will vest upon Mr. Quandt completing 15 months of employment for NTC under the employment agreement, and (2) 350,000 stock options will vest only in the event NTC achieves cumulative pretax profits which total a minimum of $10,000,000 in any four contiguous calendar quarters prior to January 1, 1998.

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

Under the employment agreement, Mr. Quandt is entitled to a significant severance payment if his employment terminates prior to the agreement's termination date because of his death, disability, or for a reason other than cause, or because of a voluntary resignation by Mr. Quandt for "good cause", as defined in the employment agreement. Mr. Quandt has agreed not to compete with NTC during the term of his employment agreement and for a period of one year after the agreement terminates for any reason. The effectiveness of Mr. Quandt's employment agreement is conditioned on its approval by the NTC Board of Directors, which is expected to be given in the near future.

Prior to assuming his executive position with NTC, Mr. Quandt was the Chairman of the Board of Directors of Global Financial Information Corporation, a privately held group of companies in the financial information and technology industry. Global Financial Information Corporation operates from a base of 27 offices internationally, with a staff of approximately 840 professionals. From 1991 to 1995, Mr. Quandt was the President and Chief Executive Officer of Standard & Poors Financial Information Services, a subsidiary of McGraw Hill Corporation in New York, New York. At Standard & Poors, Mr. Quandt was responsible for all executive, administrative and operational functions of nine domestic and international companies that comprised the Standard & Poors Group. From 1980 to 1991, Mr. Quandt was an executive officer in various capacities with Security Pacific Bank in Los Angeles, California. Mr. Quandt was the Senior Vice President and Group Division Head of Security Pacific Bank's Financial Management & Trust Services Group from 1988 to 1991. From 1983 to 1990, Mr. Quandt was the President and Chief Executive Officer of Security Pacific Brokerage, Inc., a subsidiary of Security Pacific Bank, for which he negotiated the sale in 1990 to Fidelity Investments. Mr. Quandt was Group Vice President of Security Pacific Financial Management Centers from 1980 to 1983. From 1976 to 1980, Mr. Quandt was a Second Vice President with Smith, Barney, Harris, Upham & Co. in Los Angeles, California, and from 1972 to 1976, he was a Senior Account Executive with the Bank of America. Mr. Quandt earned a Bachelor of Science in Economic and Business Administration from Saint Mary's College of California in 1971 and completed the program at the Graduate School of Business, Management Policy Institute, at the University of Southern California. Mr. Quandt is a member of the Board of Regents of Saint Mary's College of California and the Alumni Council Board of the American Bankers Association. Mr. Quandt is also a member of the New York Municipal Forum.

SETTLEMENT AGREEMENT WITH NTC DIRECTORS

In November 1996, the Company reached settlement agreements with Edward Jacobs and Jerry Ballah, each an officer and director of NTC at the time. Mr. Ballah subsequently resigned as an officer and director of NTC and is now a consultant to NTC's independent sales representative system. Mr. Jacobs and Mr. Ballah agreed to release the Company and its officers and directors from all claims they may have as a result of the exercise of their warrants in the Company in July 1995 at the request of Sam D. Schwartz, the Company's former President, and other claims they may have against the Company and its affiliates, including any claims Mr. Jacobs may have with respect to his employment agreement with the Company. Mr. Jacobs and Mr. Ballah assigned their alleged claims against Mr. Schwartz to the Company. In consideration for the release and assignment of claims, the Company agreed to assume an aggregate of approximately
$1,012,000 plus interest of the loans owed by Mr. Jacobs and Mr. Ballah to NTC, which they incurred in connection with the exercise of their warrants in the Company in July 1995, and to pay an aggregate of approximately $988,000 in cash to Mr. Jacobs and Mr. Ballah (i.e. a total settlement not to exceed $2,000,000 in loan assumptions and cash), payable on or before January 1998, to cover Mr. Jacobs' and Mr. Ballah's federal and state tax liabilities resulting from the loan assumptions by the Company. The Company and NTC have agreed that the assumed loans would be written off as intercompany items. The settlement agreements between the Company, Ed Jacobs and Jerry Ballah include mutual general releases.

NOTE RECEIVABLE FROM OFFICER

The Company has a note receivable from Stephen A. Caswell of $340,000, which was increased during 1996 from $300,000. Mr. Caswell is a Vice President and officer of the Company. The note receivable was in connection with the exercise of his options to purchase the Company's common stock at the request of the Company's former President. The Company has agreed to look only to the shares held by the officer as a source of loan repayment. Accordingly, a reserve of $208,800 was provided in the fourth quarter of 1995, representing the difference between the market value of the shares held by the officer, and the amount of the loan. In January 1997, Mr. Caswell agreed to add to the collateral against the outstanding loan options that he was issued to acquire 40,000 shares of stock at $4.25 per share. At that time, the Company also agreed that it would pay all tax-related expenses that Mr. Caswell might incur if the loan is not repaid in full.

AMENDMENT OF EMPLOYMENT AGREEMENT OF MELVYN REZNICK

On January 20, 1997, the Company amended the Employment Agreement with Melvyn Reznick dated November 27, 1995 (the "Agreement") by changing the date that the Agreement terminates from November 30, 1997 to December 31, 1999. Mr. Reznick is the Company's Chairman, President and Chief Executive Officer. The term of the Agreement was extended to December 31, 1999 because of a private placement of $12 million that was completed on January 17, 1997 between the Company's subsidiary, Rapid Cast, Inc. (RCI) and J.P. Morgan Capital Corporation and affiliates of The Clipper Group (the "Investors"). Mr. Reznick has been asked to serve on the Board of Directors of RCI and to take an active role on two committees of RCI's Board of Directors: the Compensation Committee and the Audit Committee, of which he has been asked to serve as Chairman. In August 1996, the Investors asked the Company if it could provide assurances that Mr. Reznick would be available to serve for an extended period of time on RCI's Board as the representative from the Company and requested that Mr. Reznick's employment agreement be extended for a period of two years. To provide such assurance, the Company's Board of Directors voted unanimously at a telephonic meeting held on September 3, 1996 to extend the length of the term of Mr. Reznick's employment agreement to December 31, 1999, contingent upon RCI closing its pending financing with the Investors.

LOAN TO COMPANY BY MELVYN REZNICK

On February 2, 1996, Melvyn Reznick, the Company's President, Chief Executive Officer and Chairman of the Board, arranged for a line of credit under his personal guarantee to be made available to the Company in the amount up to $750,000 from a bank in Los Angeles, California and from Mr. Reznick's personal funds. The line of credit was expanded to $820,000 on June 7, 1996 and to $1,020,000 on June 18, 1996. The line of credit was repaid in October 1996 from the proceeds of a private placement of preferred stock and the line of credit was terminated.

ELECTION OF HOWARD SILVERMAN AS DIRECTOR

On January 20, 1997, the Company's Board of Directors elected Dr. Howard Silverman to fill a vacancy on the Company's Board that was created when Gerald Katell declined to serve on the Company's Board on July 29, 1996. From May 1995 to the present, Mr. Silverman has served as Vice President of Corporate Finance for Rickel & Associates. From 1991 until he joined Rickel, he served as an independent consultant to early stage and mid-sized operating companies. From 1985 to 1991, he was the founder and Board Chairman of Vision Sciences, a company that developed, manufactured and sold in-office lens casting systems. In 1968, Dr. Silverman received a Doctor of Optometry from Illinois College of Optometry and in 1965, he received a Chemical Engineering degree from the College of the City of New York.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 22, 1997

                                        INCOMNET, INC.
                                        --------------
                                         (Registrant)

                                        By:  /s/ MELVYN REZNICK
                                             ------------------
                                                MELVYN REZNICK
                                        President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature               Capacity                             Date
      ---------               --------                             ----

/s/ MELVYN REZNICK            President, Chief Executive
------------------            Officer, and Chairman of the
   MELVYN REZNICK             Board of Directors                   May 22, 1997

/s/ ALBERT MILSTEIN           Director                             May 22, 1997
-------------------
   ALBERT MILSTEIN

/s/ Dr. HOWARD SILVERMAN      Director                             May 22, 1997
------------------------
    Dr. HOWARD SILVERMAN

/s/ NANCY ZIVITZ              Director                             May 22, 1997
----------------
    NANCY ZIVITZ