Form 10-K/A
period 1996-12-31
INCOMNET INC
filed 1997-07-08
CIK 353356

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-K/A
                                   AMENDMENT NO. 1


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


            Exhibit 10.15 - Lease Agreement By NTC for space in Honolulu,
                            Hawaii. *
            Exhibit 10.16 - Credit Agreement dated March 27, 1997 between
                            National Telephone & Communication, Inc. and
                            First Bank & Trust, Irvine Regional office. *
            Exhibit 21 -    Subsidiaries of the Registrant *
            Exhibit 27 -    Financial Data Schedule *

             * Previously Filed on Form 10-K filed with the Securities and
               Exchange Commission on April 15, 1997

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

MINORITY INTEREST - Effective July 1, 1995, when it became apparent that control of Incomnet was "other than temporary," RCI's operating results were presented on a consolidated basis, with 49% of its losses charged to minority interest.

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


    10.15   Lease Agreement By NTC for space in Honolulu, Hawaii. *

    10.16 Credit Agreement dated March 27, 1997 between National Telephone & Communication, Inc. and First Bank & Trust, Irvine Regional office. *

    21      Subsidiaries of the Registrant *

    23      Consent of independent auditors *

    27      Financial data schedule (Article 5 of regulations S-X) *

              *Previously filed on Form 10-K filed with the Securities and
               Exchange Commission on April 15, 1997.


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


Dated: July 8, 1997


                                       INCOMNET,  INC.
                                           (Registrant)

                                       By:  /s/ MELVYN REZNICK
                                            ------------------
                                               MELVYN REZNICK
                                       President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



      Signature                        Capacity                                Date
      ---------                        --------                                ----
/s/ MELVYN REZNICK           President, Chief Executive Officer,
------------------           and Chairman of the Board of Directors       July 8, 1997
    MELVYN REZNICK

/s/ ALBERT MILSTEIN          Director                                     July 8, 1997
-------------------
    ALBERT MILSTEIN

/s/ Dr. HOWARD SILVERMAN     Director                                     July 8, 1997
------------------------
    Dr. HOWARD SILVERMAN

/s/ NANCY ZIVITZ             Director                                     July 8, 1997
----------------
    NANCY ZIVITZ


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


            See accompanying "Notes to Consolidated Financial Statements."

                       INCOMNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                                           Years Ended December 31,
                                                                           ------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              1996           1995           1994
                                                                      ----           ----           ----

NET SALES                                                         $106,905        $86,565        $46,815
                                                                ----------     ----------     ----------

OPERATING COSTS & EXPENSES:
  Cost of sales                                                     68,562         57,948         31,221
  General & administrative                                          36,886         19,793          9,438
  Depreciation & amortization                                        2,013          1,007            444
  Bad debt expense                                                   6,051          4,125          1,789
  Total acquisition costs & expenses                                 2,334          1,625            265
  Charge for asset impairment                                       39,147             --             --
  Other (income) expense                                             3,429          1,002           (342)
                                                                ----------     ----------     ----------
     Total operating costs and expenses                            158,422         85,500         42,815
                                                                ----------     ----------     ----------

     Operating income (loss)                                       (51,517)         1,065          4,000

INCOME TAXES (BENEFIT)                                              (7,812)           111              1
                                                                ----------     ----------     ----------

  Income (loss) before minority interest
      and extraordinary items                                      (43,705)           954          3,999

  RCI acquisition - equity in profit (loss) of
      unconsolidated subsidiary, net of tax                             --            (97)            --

  Cumulative effect of accounting change on years
      prior to 1996, net of tax of $10 (Note 16)                      (877)            --             --

MINORITY INTEREST                                                    6,906            509             --

EXTRAORDINARY ITEM:

  Gain (loss) on settlement with creditors                              --             --             72
                                                                ----------     ----------     ----------
  Net income (loss)                                             $  (37,676)    $    1,366     $    4,071
                                                                ----------     ----------     ----------
                                                                ----------     ----------     ----------
INCOME (LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:

  Net income (loss) before extraordinary items                  $    (2.75)    $     0.11     $     0.42
  Cumulative effect of accounting change                             (0.07)            --             --
                                                                ----------     ----------     ----------
  Net income (loss) per share                                   $    (2.82)    $     0.11     $     0.42
                                                                ----------     ----------     ----------
                                                                ----------     ----------     ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES FOR
  1996 AND COMMON SHARE AND COMMON SHARE
  EQUIVALENTS OUTSTANDING FOR 1995                                  13,370         12,706          9,593
                                                                ----------     ----------     ----------
                                                                ----------     ----------     ----------


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

WARRANT - OPTION TABLE - The number and weighted average exercise prices of options and warrants from each of the three years ended December 31, 1996, 1995 and 1994, respectively, are as follows:


                                  1994                     1995                     1996
                                  ----                     ----                     ----
                                       AVERAGE                  AVERAGE                  AVERAGE
                                       EXERCISE                 EXERCISE                 EXERCISE
                            NUMBER      PRICE       NUMBER       PRICE       NUMBER       PRICE
                            ------     --------     ------      --------     ------      --------

Outstanding at
 beginning of the year.......489,582    $5.00      2,609,582    $ 8.94      3,872,000    $10.72

Outstanding at
 end of the year...........2,609,582     8.94      3,872,000     10.72      5,029,500      9.30

Exercisable at
 end of the year...........2,609,582     8.94      3,872,000     10.72      4,729,500     10.26

Granted during the year....2,620,000     9.30      2,252,000     11.81      1,402,500      4.64

Exercised during the year....500,000     7.00        989,582      8.49              0       -

Forfeited/expired
 during the year...................0      -                0       -          245,000      5.00


The range of exercise price of outstanding options and warrants at December 31, 1996 is $4.13 to $14.00, and the average contractual life is approximately three years.



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