Form 10-Q/A
period 1997-03-31
INCOMNET INC
filed 1997-07-08
CIK 353356

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT No. 1

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

           See accompanying "Notes to Consolidated Financial Statements."

                            INCOMNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             THREE MONTHS ENDED MARCH 31,
                                      ($ in 000s)

                                                            1997         1996
                                                       -----------  -----------
SALES                                                  $    31,169  $    24,399
                                                       -----------  -----------

OPERATING COSTS & EXPENSES:
  Cost of sales                                             21,531       15,906
  General & administrative                                   6,159        6,290
  Depreciation & amortization                                  665          429
  Bad debt expense                                           1,697        1,091
  Other (income)/expense                                       (83)          69
  NTC Acquisition - goodwill amortization                       74           74
  RCI Acquisition - patent rights amortization                              503
  RCI Acquisition - interest and legal                                        6
                                                       -----------  -----------
    Total costs & expenses                                  30,043       24,363
                                                       -----------  -----------
    Income before income taxes,
    extraordinary items & minority interest                  1,126           31

INCOME TAXES                                                   107           94
                                                       -----------  -----------
    Income before extraordinary items &
    minority interest                                        1,019          (63)

MINORITY INTEREST                                                           480
EXTRAORDINARY ITEMS                                              9           --
                                                       -----------  -----------
  Net income                                           $     1,010  $       417
                                                       -----------  -----------
                                                       -----------  -----------
INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS                         $       .07  $       .03
                                                       -----------  -----------
                                                       -----------  -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING                    13,550,000   13,278,242
                                                       -----------  -----------
                                                       -----------  -----------

           See accompanying "Notes to Consolidated Financial Statements."

                      INCOMNET, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31,
                               ($ in 000s)

                                                                                                    1997            1996
                                                                                                  -------          ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                      $ 1,010           $ 417
  Minority interest                                                                                    --            (480)
  Depreciation & amortization - operations                                                            665             429
  Depreciation & amortization - acquisitions                                                           74             577
  Other                                                                                                --              74
                                                                                                  -------          ------
      Net cash inflow/(outflow) from operating activities                                           1,749           1,017
                                                                                                  -------          ------

CASH FLOWS FROM (INCREASE)/DECREASE IN OPERATING ASSETS:
  Accounts receivable                                                                              (1,055)            416
  Notes receivable - current portion                                                                 (147)           (113)
  Notes receivable - due from officers and shareholders                                              (357)            (65)
  Inventories                                                                                       2,434             443
  Prepaid expenses & other                                                                            245            (188)
  Notes receivable - long term                                                                                        155
  Deferred tax                                                                                        (41)
  Deposits & other                                                                                   (148)            (52)
                                                                                                  -------          ------
      Net cash inflow/(outflow) from changes in
        operating assets                                                                              931             596
                                                                                                  -------          ------
CASH FLOWS FROM INCREASE/(DECREASE) IN OPERATING LIABILITIES:
  Accounts payable                                                                                 (2,308)            299
  Accrued expenses                                                                                   (616)           (384)
  Deferred income                                                                                    (727)             71
                                                                                                  -------          ------
      Net cash inflow/(outflow) from changes in operating liabilities                              (3,651)            (14)
                                                                                                  -------          ------
      Net cash inflow/(outflow) from operations                                                      (971)          1,577
                                                                                                  -------          ------

CASH FLOWS FROM (INCREASE)/DECREASE IN INVESTING ACTIVITIES:
  Acquisition of plant & equipment                                                                   (447)         (2,162)
  Organization cost                                                                                  (184)
  Patents/intangible assets                                                                         1,241             (36)
  Investment in Lab Tech                                                                               35
  Investment in RCI
  Liability in excess of asset                                                                      3,952
                                                                                                  -------          ------
      Net cash inflow/(outflow) from investing activities                                           4,597           2,198
                                                                                                  -------          ------


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS:


EXHIBIT NO.    DESCRIPTION
-----------    -----------

10-1           Amended Lease Agreement for National Telephone &
               Communication's Corporate headquarters at 2801 Main St., Irvine, California*

* Previously filed on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1997.

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


                                        INCOMNET, INC.



Date:  July 8, 1997                     /s/ Melvyn Reznick
                                        --------------------------
                                        Melvyn Reznick
                                        President, CEO & CFO