Form 10-Q
period 1997-06-30
INCOMNET INC
filed 1997-08-14
CIK 353356

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997        COMMISSION FILE NO. 0-12386

                                 INCOMNET, INC.

              A California                            IRS Employer No.
              Corporation                                95-2871296

                          21031 Ventura Blvd., Suite 1100
                          Woodland Hills, California 91364
                            Telephone no. (818) 887-3400

Securities registered pursuant to Section 12(b) of the Act:................None

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


Number of shares of registrant's common stock outstanding as of
 June 30, 1997.......................................................13,554,239

ITEM 1.  FINANCIAL STATEMENTS

                        INCOMNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET  (UNAUDITED)

(DOLLARS IN 000S)
                                                    JUNE 30,   DECEMBER 31,
                                                      1997          1996
                                                    --------   --------------
ASSETS
CURRENT ASSETS:
  Cash & cash equivalents                            $ 1,601      $ 2,214
   Accounts receivable, including $277,680 and
    $267,000 due from related party at June 30,
    1997 and December 31, 1996, respectively and
    less allowance for doubtful accounts of
    $1,140,000 at June 30, 1997 and $1,993,000
    at December 31, 1996                              19,074       13,137
   Notes receivable - current portion                    454          323
   Notes receivable from officers & shareholders,
    net of reserves of $209,000                        1,218          438
   Inventories                                           395        2,760
   Other current assets                                1,133        1,332
                                                     -------       ------
     Total current assets                             23,875       20,204
Property, plant and equipment, at cost, net           13,957       14,357
Patent rights, net                                                  1,241
Goodwill, net                                          6,709        4,542
Building construction/remodeling                       2,418           --
Deposits, investments and other assets                   879          243
                                                     -------       ------

   Total assets                                      $47,838      $40,587
                                                     -------       ------
                                                     -------       ------

                        INCOMNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET  (UNAUDITED) (CONT'D)

(DOLLARS IN 000S)
                                                    JUNE 30,   DECEMBER 31,
                                                      1997          1996
                                                    --------   --------------
LIABILITIES, MINORITY INTEREST
  AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                   $14,455      $14,746
  Accrued expenses                                     7,996        8,217
  Current portion of notes payable                     5,198        3,918
  Deferred income                                      3,485        4,040
                                                     -------       ------
  Total current liabilities                           31,134       30,921

Liabilities in excess of asset                         3,600           --
Notes payable                                             --        1,041
Notes payable - CIC                                    1,919           --
Commitments (Note 12)

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 20,000,000 shares
   authorized; and 13,554,239 shares at June 30,
   1997 and 13,369,681 shares issued and
   outstanding at December 31, 1996                   61,847       61,320
Preferred stock, no par value; 100,000 shares
  authorized; 2,075 shares issued and outstanding
  at June 30, 1997 and 2,440 shares issued and
  outstanding at December 31, 1997                     1,990        2,355
Treasury stock                                        (5,492)      (5,492)
Accumulated deficit                                  (47,160)     (49,557)
                                                     -------       ------
    Total shareholders' equity                        11,185        8,626
                                                     -------       ------
    Total liabilities, & shareholders' equity       $ 47,838      $ 40,587
                                                     -------       ------
                                                     -------       ------

           See accompanying "Notes to Consolidated Financial Statements."

                        INCOMNET, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          THREE MONTHS ENDED JUNE 30,

(DOLLARS IN 000s)
                                                        1997         1996
                                                        ----         ----

SALES                                               $   34,855   $   25,305
                                                    ----------   ----------

OPERATING COSTS & EXPENSES:
  Cost of sales                                         24,610       15,461
  General & administrative                               7,851        7,537
  Depreciation & amortization                              732          465
  Bad debt expense                                         152        1,444
  Other (income)/expense                                    67          721
                                                    ----------   ----------
    Total operating costs and expenses                  33,411       25,628
                                                    ----------   ----------
    Income/(loss) before income taxes
      & minority interest                                1,443         (323)

INCOME TAXES                                               101           93
                                                    ----------   ----------
    Income/(loss) before minority interest               1,342         (416)

MINORITY INTEREST                                           --          646

                                                   -----------   ----------
  Net income                                             1,342   $      230
                                                   ===========   ==========
INCOME PER COMMON SHARE
 AND COMMON SHARE EQUIVALENTS:
  Income before extraordinary items                 $     0.10   $     0.02
  Extraordinary items                                       --           --
                                                   -----------   ----------
  Net income                                        $     0.10   $     0.02
                                                   ===========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING                13,600,000   13,294,324
                                                   ===========   ==========

           See accompanying "Notes to Consolidated Financial Statements."

                        INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          SIX MONTHS ENDED JUNE 30,

(DOLLARS IN 000s)

                                                        1997         1996
                                                        ----         ----

SALES                                               $   66,023   $   49,705
                                                    ----------   ----------

OPERATING COSTS & EXPENSES:
  Cost of sales                                         46,141       31,367
  General & administrative                              14,010       13,829
  Depreciation & amortization                            1,397          894
  Bad debt expense                                       1,848        2,537
  Other (income)/expense                                    59        1,370
                                                    ----------   ----------
    Total operating costs and expenses                  63,455       48,797
                                                    ----------   ----------
    Income/(loss) before income taxes,
     extraordinary items & minority interest             2,569         (292)

INCOME TAXES                                               208          187
                                                    ----------   ----------
  Income/(loss) before extraordinary
   items & minority interest                             2,361         (477)

MINORITY INTEREST                                           --        1,127

EXTRAORDINARY ITEMS                                          9           --
                                                    ----------   ----------
  Net income                                             2,370   $      648
                                                    ==========   ==========

INCOME PER COMMON SHARE
 AND COMMON SHARE EQUIVALENTS:
  Income before extraordinary items                 $     0.18   $     0.05
  Extraordinary items                                       --           --
                                                    ----------   ----------
  Net income                                        $     0.18   $     0.05
                                                    ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING                13,500,000   13,286,283
                                                    ==========   ==========

           See accompanying "Notes to Consolidated Financial Statements."

                          INCOMNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           SIX MONTHS ENDED JUNE 30,
(Dollars in 000s)

                                                         1997         1996
                                                        ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                             $2,370       $(477)

  Depreciation & amortization                             1,397         894
  Minority interest                                          --       1,127
  Other - net                                                --          52
                                                        -------      ------
    Net cash inflow/(outflow) from
     operating activities                                 3,767       1,596
                                                        -------      ------

CASH FLOWS FROM (INCREASE)/DECREASE IN OPERATING ASSETS:
  Accounts receivable                                    (5,937)     (1,156)
  Notes receivable - current portion                       (131)        (81)
  Notes receivable - due from officers and shareholders    (780)        (65)
  Inventories                                             2,365        (521)
  Prepaid expenses & other                                  199        (467)
  Notes receivable - long term                               --         155
  Deposits & other                                         (636)         (6)
                                                         ------       ------
    Net cash inflow/(outflow) from changes in
       operating assets                                   (4,920)     (2,143)
                                                         ------       ------
CASH FLOWS FROM INCREASE/(DECREASE) IN
 OPERATING LIABILITIES:
  Accounts payable                                         (291)      1,541
  Accrued expenses                                         (221)       (652)
  Deferred income                                          (555)        715
                                                         ------      ------
      Net cash inflow/(outflow) from changes
       in operating liabilities                          (1,067)      1,605
                                                         ------      ------
      Net cash inflow/(outflow) from operations          (2,220)      1,058
                                                         ------      ------

CASH FLOWS FROM (INCREASE)/DECREASE IN
 INVESTING ACTIVITIES:

  Acquisition of plant & equipment                       (3,415)     (3,390)
  Patents/intangible assets                               1,241        (106)
  Investment in Lab Tech                                     --          17
  Liability in excess of assets                           3,600          --
  Goodwill                                               (2,167)        148
                                                         ------      ------
       Net cash inflow/(outflow) from investing
         activities                                        (741)     (3,331)
                                                         ------      ------

           See accompanying "Notes to Consolidated Financial Statements."

                          INCOMNET, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT'D)
                           SIX MONTHS ENDED JUNE 30,
(Dollars in 000s)

                                                          1997         1996
                                                         ------       ------
CASH FLOWS FROM INCREASE/(DECREASE) IN
 FINANCING ACTIVITIES:
  Notes payable - current                                 1,280       2,803
  Sale of common stock, net                                 527         148
  Loans from a major shareholder                             --         320
  Notes payable - long term                                 818        (808)
  Other - net                                                88          46
  Preferred stock                                          (365)         --
                                                         ------      ------
     Net cash inflow/(outflow) from
      financing activities                                2,348       2,509
                                                         ------      ------

     Net increase/(decrease) in cash &
      cash equivalents                                    $ (613)     $  236
                                                         ------      ------
                                                         ------      ------

            See accompanying "Notes to Consolidated Financial Statements."

                              INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                      JUNE 30, 1997

1.   MANAGEMENT'S REPRESENTATION:

The consolidated financial statements included herein have been prepared by the management of Incomnet, Inc. (the "Company") without audit. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of June 30, 1997, and the results of operations for the three months and six ended June 30, 1997 and 1996, and
cash flows for the six months June 30, 1997 and 1996.   It is suggested that
these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the three years ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1997. The interim results are not necessarily indicative of the results for a full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, National Telephone & Communications-Registered Trademark-, Inc. (NTC) and California Interactive Computing, Inc. (CIC) (see Item 5. Acquisition of California Interactive Computing, Inc.). The statements do not include consolidated results of Rapid Cast, Inc., the Company's 35%-owned subsidiary, which is accounted for using the equity method of accounting under FASB Statement No.
94. The Company accounted for RCI using the consolidated method of accounting from the third quarter of 1995 until December 31, 1996 because the Company owned 51% of RCI. In January 1997, the Company's ownership changed from 51% of RCI to 35% and, as a result, the method of accounting has changed to the equity method under FASB Statement No. 94.

REVENUE RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

(1) NTC's long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using any of NTC's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received, and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. Long distance telephone service sales in the three and six months ending June 30, 1997 totaled $29.7 million and $54.8 million, respectively versus long distance telephone service sales of $20.2 million and $40.5 million, respectively in the three and six months ending June 30, 1996.

(2) NTC's marketing-related revenues are derived from programs and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for representative and certified trainer renewals,
and the Company's Certified Trainer, Independent    Representative and Long
Distance University programs. The Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related materials, net of amounts deferred for future services provided to the representatives, are booked as cash sales when the revenues are received. A portion of the revenues from marketing related programs and materials is deferred and recognized over a twelve month period to accrue the Company's obligation to provide customer support to its independent representatives. For the three months and six months ending June 30, 1997, marketing sales totaled $4.3 million and $10 million, respectively versus marketing sales of $3.5 million and $6.1 million, respectively for the three months and six months ended June 30, 1996.

(3) The Company's network service revenues from its AutoNETWORK service are recognized as sales as the service is delivered. Network service sales in the three months and six months ending June 30, 1997 totaled $371,564 and $741,092, respectively versus $363,844 and $701,034, respectively in the three months ending June 30, 1996.

                              INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                      JUNE 30, 1997

(4) Revenues from the Company's CIC subsidiary are derived from the sale of computer software and from related services, such as software maintenance fees, custom programming and customer training. Revenues are recognized when software is shipped to customers and when services are performed and invoiced. Because the Company acquired CIC on May 2, 1997, revenues and earnings only reflect CIC's operations from May 2, 1997. For the first two months of operation commencing on May 2, 1997, CIC had revenues of $447,043.

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

                              INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                      JUNE 30, 1997

per share, as if the fair value based method of accounting defined in this statement has been applied. The accounting and disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The Company has elected not to adopt the fair value provisions of this statement.

4.  NOTES PAYABLE:

Notes payable consist of the following as of June 30, 1997:

         Notes payable to founding stockholders of CIC,
         interest at 8%, due beginning in May 1998               $1,918,533

         Note payable to bank for line of credit to NTC,
         interest at prime plus 1%, due as current liability     $4,010,686

         Capitalized lease obligations                           $1,187,371
                                                               -------------
                                                                 $7,116,590
                                                               -------------
                                                               -------------

5.  NETWORK MARKETING COSTS:

During the three and six months ending June 30, 1997, NTC's net costs to operate its network marketing program were $0.4 million and $0.6 million, respectively, as summarized below (in $ millions):

                                                        3 Months Ending  6 Months Ending
                                                         June 30, 1997    June 30, 1997
                                                        ---------------  ---------------
    Sales                                                    $  4.3          $  10.0
    Cost of sales                                               3.3              8.2
    Operating expenses for support services                     1.4              2.4
                                                            -------         --------
         Total marketing-related costs                          4.7             10.6
                                                            -------         --------
         Net marketing cost                                  $  0.4           $  0.6
         % of total NTC (long distance & marketing) sales       1.2%             0.9%
                                                            -------         --------
                                                            -------         --------

Marketing sales of $4.3 million and $10.0 million, during the three and six month periods ending June 30, 1997, respectively, were generated by the sale of materials, training and support services to assist NTC independent sales representatives in selling new retail customers and enrolling other representatives in the NTC program. Beginning in January, 1996, NTC commenced reserving a portion of all marketing revenues in order to provide a fund from which to draw estimated future refunds of marketing proceeds.
These reserved marketing revenues are reflected as deferred income on the Company's balance sheet and are amortized over the succeeding twelve months. The marketing-related costs include commissions paid to independent sales representatives for acquiring new retail telephone customers, as well as the cost of sales materials, salaries and wages of marketing department personnel, services required to support the independent sales representatives, and other directly identifiable support costs, but do not include residual commissions paid on continuing long distance telephone usage or the typical indirect cost allocations, such as floor-space and supporting departments. When the three and six month marketing-related costs of $4.7 million and $10.6 million, respectively, are compared against marketing-related revenues of $4.3 million and $10.0 million for the same periods, the result is a net loss in marketing-related activities of $0.4 million and $0.6 million or 1.2% and 0.9% of total NTC sales, respectively.

                              INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                      JUNE 30, 1997

6.  COMPENSATION OF INDEPENDENT SALES REPRESENTATIVES:

The Company's subsidiary, NTC, compensates its independent sales representatives by an earned commission structure based upon signing up new telephone customers and based upon the telephone usage generated by those customers. In the three and six months ending June 30, 1997, expenses associated with commissions, bonuses and overrides paid out to NTC's independent representatives were $4.8 million and $10.9 million, respectively versus $3.8 million and $7.3 million, respectively in the three and six months ended June 30, 1996.

7.   COMMITMENTS AND CONTINGENCIES:

LITIGATION: The Company is a defendant in a class action matter and related lawsuits alleging securities law violations with respect to alleged false denial and non-disclosure of a Securities and Exchange Commission investigation and alleged non-disclosure of purchases and sales of the Company's stock by the former Chairman of the Board and one of his affiliates. Counsel for the Company is unable to estimate the ultimate outcome of these matters and is unable to predict a range of potential loss. Accordingly, no amounts have been provided for the class action or related
lawsuits in the accompanying financial statements.   The Company is under
investigation by the Securities and Exchange Commission under a non-public "formal order of private investigation." Management has furnished all information requested by the Commission and does not believe that the matter will have a material adverse impact on its financial position or results of operations.

EXTENSION OF LEASE: In April 1997, NTC entered into an agreement to extend the lease on its headquarters building at 2801 Main Street, Irvine, California. According to the terms of this agreement, NTC would be obligated to pay formula based monthly lease payments estimated to be approximately $57,000 per month during 1997 and increasing to approximately $72,000 per month for the remainder of the initial five year lease term. In addition, in February 1997, NTC entered into a ten year lease for office space in Honolulu, Hawaii, with the lease expiring in 2007. The monthly payments on the lease in Honolulu commence at $36,698 per month in 1997 and 1998, and increase on a bi-annual basis through the term of the lease to $43,536 per month in 2006 and 2007.

8.  ACQUISITION OF CALIFORNIA INTERACTIVE COMPUTING. INC. (CIC):

GENERAL: On May 2, 1997, Incomnet, Inc. ("Company") acquired 88,370.5 shares representing 100% of the outstanding common stock of California Interactive Computing, Inc. ("CIC"), a private corporation headquartered in Valencia, California. The Company agreed to pay a total of $1,758,302 in cash, payable over a five year period of time. See Item 5. Other Information - Acquisition of California Interactive Computing, Inc. - Schedule of Payments." In addition, the Company has agreed to assume the outstanding balance of $418,527.91 for loans to CIC made by two of CIC's shareholders. The transaction has been accounted for using the purchase method of accounting.

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

LIQUIDITY AND CAPITAL RESOURCES:

GENERAL - Overall, the Company achieved negative cash flows of $613,000 during the first six months of 1997 versus positive cash flow of $236,000 during the first six months of 1996. The negative cash flows resulted from negative cash flows from operations of $2.2 million and negative cash flows from investing activities of $0.7 million, which were offset by positive cash flows from financing activities of $2.3 million as discussed below:

CASH FLOW FROM OPERATIONS - The Company generated $2.2 million in negative cash flow from operations during the six months ended June 30, 1997, compared to $1.1 million in positive cash flow from operations during the prior year's comparable period. This decrease in cash flow from operations resulted primarily from: (1) a $3.8 million inflow of cash from net income and depreciation & amortization, offset by (2) a $5.9 million increase in accounts receivable and a $2.4 million decrease in inventories. During this period, operating liabilities decreased by $1.1 million.

CASH FLOW FROM INVESTING - The Company generated negative cash flows from investing activities of $0.7 million in the six months ended June 30, 1997 versus negative cash flows $3.3 million in the first six months of 1996. In the first six months of 1997, the Company increased its acquisition of plant & equipment by $3.4 million. Goodwill also increased by $2.2 million associated with the Company's acquisition of CIC. The increase in plant & equipment was primarily due to capital expenditures of $1.5 million in tenant improvements for NTC`s Honolulu, Hawaii office space. The Company expects NTC to continue making improvements to its headquarters building and to purchase additional equipment commensurate with the expansion of its business. The Company also anticipates investing in software development at CIC.

As an offset to the Company's negative cash flows from investing activities, the Company experienced positive cash flows from investing activities due to a $1.2 million decrease in patents/intangible assets and a $3.6 million decrease in liability in excess of assets associated with the write-off of the Company's investment in RCI.

CASH FLOW FROM FINANCING - The Company had net cash inflow of $2.4 million in the six months ended June 30, 1997 versus net cash inflow of $2.5 million in the six months ended June 30, 1997. Significant items include an increase of $1.3 million in notes payable - current and $0.8 million in notes payable - long term, as well as an increase of $0.5 million due to the sale of common stock.

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

RESULTS OF OPERATIONS:

SALES - Second quarter, 1997 sales of $34.9 million increased 38% over the second quarter, 1996 sales of $25.3 million. The majority of this increase was attributable to NTC's sales increase to $34 million from $23.6 million in the three months ending June 30, 1997 versus 1996, respectively. A secondary cause of the increase in sales was the inclusion of $447,043 in sales from two months of operations of the Company's newly-acquired subsidiary, CIC (see Item 5. Other Information.- Acquisition of California Interactive Computing, Inc.). The following table summarizes the Company's sales performance by subsidiary and segment during the comparable second quarters in 1997 and 1996:

                                                             $ in millions
                                                           -----------------
Subsidiary               Segment                             1997      1996
----------    ---------------------------------------      -------   -------
NTC           Telephone (telecommunications services)      $  29.7   $  20.2
NTC           Telephone (marketing programs)                   4.3       3.4
RCI           Optical                                           --       1.3
CIC           Computer Software                                0.5        --
AutoNETWORK   Network                                          0.4       0.4
                                                           -------   -------
              Total Company Sales                          $  34.9   $  25.3
                                                           -------   -------
                                                           -------   -------

COST OF SALES - Total Company cost of sales increased to $24.6 million or 70% of sales during the quarter ending June 30, 1997 verses $15.5 million or 61% of sales during the comparable prior year quarter. The increase in cost of sales resulted largely from an increase in carrier costs associated with increased telephone service sales by NTC. The increase in costs as a percent of sales was largely generated by a drop in NTC's telecommunication service gross profits due to a special limited-time offer of attractive international rates.

The following table summarizes the changes in three major cost components from the second quarter ended June 30, 1997 and 1996, respectively:

                                                             $ in millions
                                                           -----------------
                                                             1997      1996
                                                           -------   -------
Commissions paid to NTC independent sales reps             $  4.8    $  3.8
Carrier costs for NTC's long distance telephone service      18.6      10.2
All other costs of sales                                      1.2       1.5
                                                           -------   -------
   Total Company Cost of Sales                            $  24.6   $  15.5
                                                           -------   -------
                                                           -------   -------

NTC's total commission expense increased to $4.8 million in the second quarter of 1997 compared to $3.8 million in the same quarter of 1996. NTC's carrier costs to deliver long distance telephone service to its telephone customers increased to $18.6 million in the second quarter of 1997 compared to $10.2 million in the second quarter of 1996. This increase in carrier costs reflects the increased growth in telephone sales, although these costs have grown at a faster pace than sales, thus reflecting a decline in gross profits from telephone service.

The third cost component shown in the table above is "all other costs of sales" which represents: (1) NTC's costs of producing sales materials for its independent sales representatives, (2) CIC's costs of producing its computer software and providing related services, and (3) AutoNETWORK costs of providing communications network products and services.

GENERAL & ADMINISTRATIVE - Total general and administrative costs increased to $7.9 million or 23% of sales in the quarter ending June 30, 1997 compared to $7.5 million or 30% of sales in the same prior year quarter. General and administrative expenses for the six months ended June 30, 1997 increased to $14 million or 21% of sales versus $13.8 million or 28% of sales in the second quarter of 1996. General and administrative costs generally include the costs of employee salaries, fringe benefits, supplies, and related support costs which are required in order to provide such operating functions as customer service, billing, marketing, product development, information systems, collections of accounts receivable, and accounting.

This decrease in general and administrative expenses as a percentage of sales in the three month and six month periods was caused by improved efficiencies at NTC and by no longer consolidating the financial statements of RCI. In the second quarter of 1996, RCI's general and administrative expenses represented 11% of total general and administrative expenses.

DEPRECIATION & AMORTIZATION - Total Company depreciation and amortization expense increased to approximately $732,000 in the three months ended June 30, 1997 verses $464,896 in three months ended June 30, 1996. Depreciation and amortization expense increased to $1.4 million in the six months ended June 30, 1997 versus approximately $894,000 in the same period of 1996. This increase was primarily caused by greater investment by NTC in computer hardware and software, furniture and equipment, and leasehold improvements required to support its rapid expansion in sales.

BAD DEBT EXPENSE - Total Company bad debt expense decreased to approximately $152,000 in the second quarter of 1997 compared to $1.4 million in the same prior year quarter. Bad debt expense for the six months ended June 30, 1997 decreased to $1.8 million from $2.5 million in the six months ended June 30, 1996. The decrease was due primarily to decreases in NTC's LEC-billed bad debt.

OTHER INCOME & EXPENSE - The Company's other income and expense declined to net other expense of approximately $67,000 in the second quarter of 1997 verses net other income of approximately $721,000 during the comparable prior year quarter. The Company's other income and expense declined to net other expense of approximately $59,000 in the six months ended June 30, 1997 verses net other income of approximately $1.3 million during the six months ended June 30, 1996. This net decline was primarily caused by no longer booking acquisition costs associated with the acquisition of the Company's 35%-owned subsidiary, RCI. In the six month period ended June 30, 1996, the Company booked acquisition expense of $1.1 million associated with its acquisition of RCI.

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

NET INCOME - Total Company net income increased to $1.3 million or 3.8% of sales in the second quarter of 1997 as compared to net income of $230,429 or 0.9% of sales in the same quarter of 1996. Net income increased to $2.4 million in the six months ended June 30, 1997 from $648,003 in the six months ended June 30, 1996. The increase in net income resulted from: (1) no longer booking losses associated with the acquisition and operations of RCI, (2) reserving for anticipated legal fees associated with lawsuits against the Company and (3) slightly increased earnings at NTC. In the six months ended June 30, 1997, earnings at NTC were $2.8 million versus $2.7 million for the six months ended June 30, 1996.

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

CLASS ACTION AND RELATED LAWSUITS:

The status of the pending class action lawsuit described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1996, known as and updated in "Item 1. Legal Proceedings" in the Company's Form 10-Q for its fiscal quarter ending March 31, 1997, SANDRA GAYLES, ET AL. VS. SAM D. SCHWARTZ AND INCOMNET, INC., Case No. CV95-0399 KMW (BQRx), has materially changed since the filing of the Form 10-K for the fiscal year ending December 31, 1996 and Form 10-Q for the fiscal quarter ending March 31, 1997, in the following manner:

On May 6, 1997, the court in the pending class action lawsuit SANDRA GAYLES ET AL. VS. SAM D. SCHWARTZ AND INCOMNET, INC. ruled that approximately 20 former shareholders of the Company have the right to "opt out" of the class action lawsuit and file their own separate lawsuit against the Company and Sam D. Schwartz, the Company's former President. The Company expects these potential plaintiffs to file a separate lawsuit against it and its former President in the near future. The potential plaintiffs purchased the Company's stock in the open market through Everest Securities, a brokerage firm which has since terminated its business. The potential claims are expected to be based on alleged violations of applicable securities laws relating to alleged statements made by the Company's former President to the securities broker at Everest Securities in 1995. The amount of damages to be sought by the potential plaintiffs is not yet known. The Company intends to
vigorously defend the claims if they are asserted against it.   The Company
is presently engaged in settlement discussions with the plaintiff's counsel in the class action lawsuit. There are no assurances that any settlement will be reached.

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

The Company seeks payment from Mr. Schwartz of the actual damages incurred by it as a result of Mr. Schwartz's conduct, as well as interest, punitive damages, attorney's fees and costs and reimbursements of all payments previously made to Mr. Schwartz pursuant to the Severance Agreement. Furthermore, the Company seeks a declaratory order that Mr. Schwartz committed acts or omissions involving known misconduct, the absence of good faith, an improper personal benefit, a reckless disregard of his duties to the Company and its shareholders, an unexcused pattern of inattention, and a violation of Sections 310 and 316 of the California Corporations Code. On June 24, 1997, Mr. Schwartz answered the Company's lawsuit against him denying the allegations and counterclaiming for (i) enforcement of any payments due under his Severance Agreement with the Company, (ii) indemnification against third party claims, and (iii) payment of the same settlement to him as was paid to the prior noteholders who purchased convertible notes from the Company on February 8, 1995 (Mr. Schwartz also purchased convertible notes from the Company on February 8, 1995), even though the Company's settlement with those prior noteholders was based on the misconduct of Mr. Schwartz. See "THE COMPANY - Settlement with Prior Noteholders." The Company intends to vigorously assert its claims against Mr. Schwartz, including possible contribution claims with respect to the Company's proposed settlement payments to the plaintiffs in the class action lawsuit, and to vigorously defend against Mr. Schwartz's counterclaims. The lawsuit against Mr. Schwartz has entered the discovery phase and there is no assurance regarding its outcome. There is no assurance that the case will not have a material adverse impact on the financial condition, operating results and business performance of the Company or its subsidiaries. See "Item 1. Legal Proceedings - INCOMNET, INC. VS. SAM D. SCHWARTZ" in the Company's Form 10-Q for the quarter ended March 31, 1997, and "Item 3. Legal Proceedings - Settlement with Prior Noteholders" in the Company's 1996 Form 10-K.

SECTION 16(B) LAWSUIT:

In January 1996, the Company was served with a derivative shareholders lawsuit entitled RICHARD MORALES VS. INCOMNET, INC. AND SAM D. SCHWARTZ, 96 Civil 0225 in the United States District Court for the Southern District of New York, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, and demanding that the Company assert claims against Mr. Schwartz for the payment of short-swing profits plus interest. On July 10, 1997, the United States District Court for the Southern District of New York gave final approval to the settlement of that lawsuit in which Mr. Sam
D. Schwartz agreed to pay to the Company cash and stock valued at $4,250,000. In final settlement of the lawsuit, Mr. Schwartz has delivered to the Company 1,047,966 shares of the Company's common stock and $600,000 in cash. Under the agreement, the Company paid $626,450 in attorney's fees and expenses to the shareholder's counsel.

LEGAL ACTION AGAINST PRIOR REPRESENTATIVES:

The status of the pending lawsuit by NTC against certain of its prior representatives described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1996 and updated in the filing of the Form 10-Q for the fiscal quarter ending March 31, 1997, has not materially changed since the filing of the Form 10-K.

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

ITEM 2. CHANGES IN SECURITIES

Item 2 is not applicable for the three months ended June 30, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable for the three months ended June 30, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable for the three months ended June 30, 1997.

ITEM 5. OTHER INFORMATION

ADDITION OF NEW BOARD MEMBERS:

On August 7, 1997, the Company entered into an agreement with Stanley C. Weinstein, David Wilstein and Richard M. Horowitz in which all three individuals would join the Company's Board of Directors. On May 5, 1997, Mr. Wilstein and Mr. Horowitz were members of a group that filed a Schedule 13D with the Securities and Exchange Commission ("SEC"), stating that they may be deemed to be a group pursuant to SEC Rule 13d-5(b)(1) promulgated under Sections 13(d) and 13(g) of the Securities and Exchange Act of 1934, as amended.

Pursuant to the Agreement, the Company agreed to (1) hold harmless and indemnify all of the members of the Company's Board of Directors to the maximum extent permitted by the General Corporation Law of California, (2) increase directors and officers insurance to $5 million and (3) resolve uncertainties that are merely of a technical nature that may exist in the Company's Articles of Incorporation at the next meeting of the Company's shareholders.

As part of the Agreement, Mr. Wilstein and Mr. Horowitz agreed that they would not assert that any other director of the Company should be deemed to be a member of the group that filed the Schedule 13D on May 5, 1997.

As part of the Agreement, all parties agreed (1) that it would be the policy of the Board that the Board will not support any derivative lawsuit unless such a suit pleads with particularity facts that give rise to a strong inference that a director or directors acted in violation of his, her or their duty of loyalty or duty of care to the Company, unless a different standard is required, (2) to recommend that the shareholders of the Company approve clarifying amendments to the Company's Articles of Incorporation, deleting reference to the number of directors, (3) to amend the Company's Bylaws so that the Board shall be comprised of seven members, and (4) to take actions to cause the annual meeting to be held on September 22, 1997 and to act together to nominate all seven Board members as the slate for the upcoming meeting of shareholders, provided that all members wish to serve on the Board or resign from the Board and subsequently nominate a different slate of directors.

ISSUANCE OF 6% CONVERTIBLE PREFERRED STOCK:

In July 1997, the Company issued 1,800 shares of Series B 6% Convertible Preferred Stock to raise $1.8 million, less fees equal to approximately 7% of the capital raised. In connection with the issuance of the Series B Preferred Stock, the Company also issued warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $5.36 per share for a period of two years and an option to acquire an additional 125 Series B Preferred Stock at 88% of the average bid price of the Company's common stock in the five days preceding the date of issuance of the additional Series B Preferred Stock. The basic terms and conditions of the Series B 6% Convertible Preferred Stock are as follows:

VOTING. The Series B 6% Convertible Preferred Stock does not have voting rights.

DIVIDEND. The Series B 6% Convertible Preferred Stock has a cumulative noncompounded annual dividend of 6% payable in cash or stock at the Company's option upon conversion of the Preferred Stock into Common Stock, and prior to the payment of any dividends on the Common Stock. No dividends may be declared or paid on the Convertible Series B Preferred Stock until all cumulative unpaid dividends have been declared and paid on the outstanding Convertible Series A Preferred Stock.

LIQUIDATION PREFERENCE. The Series B 6% Convertible Preferred Stock has a liquidation preference of $1,000 per share plus all cumulative unpaid dividends, whether or not declared by the Company's Board of Directors. Upon any liquidation or change of control of the Company (i.e. transfer of more than 50% of its voting stock), the Preferred Stockholders are entitled to the second priority in payment from the Company's assets, before any payments are made on the Company's Common Stock, until the liquidation preference is paid in full. The Series B 6% Convertible Preferred Stock is junior in preference to Series A 2% Convertible Preferred Stock issued in October 1996 (see the Company's Annual Report of Form 10-K filed on April 15, 1997). No liquidation preference may be paid to the holders of the Convertible Series B Preferred Stock until the full liquidation preference has been paid to the holders of the outstanding Convertible Series A Preferred Stock.

CONVERSION. The Preferred Stockholders may convert each share of Series B 6% Convertible Preferred Stock into the number of shares of the Company's Common Stock calculated as follows, at any time upon the earlier of (i) 120 days after the issuance of the Preferred Stock, or (ii) when the shares of Common Stock underlying the Preferred Stock are registered with the Securities and Exchange Commission. The conversion price (the "Conversion Price") for each share of Series B 6% Convertible Preferred Stock is equal to the lesser of
(a) 80% of the average bid price for the Company's Common Stock on the public trading market for the five trading days immediately preceding the conversion date, as specified by the Preferred Stockholder, or (b) the bid price of the Company's Common Stock on the funding date (i.e. the issuance date of the Preferred Stock). To calculate the number of shares of Common Stock issuable upon the conversion of the Preferred Stock, the Conversion Price is multiplied by a ratio, the numerator of which is the sum of 1,000 and the accrued but unpaid dividends, and the denominator of which is the Conversion Price. If for any reason a registration statement covering the shares of Common Stock issuable upon the conversion of the Preferred Stock is not in effect with the Securities and Exchange Commission at the time of a valid conversion by a Preferred Stockholder, then the Conversion Price is reduced by 3% per month for each of the first three months that the effectiveness of the registration is late, and thereafter the Company is obligated to pay a cash penalty equal to 3% of the investment per month. The Company has the right to cause a conversion of the Preferred Stock into Common Stock on the same terms at any time after one year after the Preferred Stock is issued.

REDEMPTION. The Company has the right to redeem the Preferred Stock for its issuance price plus cumulative unpaid dividends if the Company's stock trades at a price which averages $2.00 per share or less for any period of five consecutive trading days after the Preferred Stock is issued.

REGISTRATION RIGHTS. Pursuant to a Registration Rights Agreement entered into by the Company with each purchaser of the Series B 6% Convertible Preferred Stock, the Company is obligated to file a registration statement with the Securities and Exchange Commission covering the shares of Common Stock underlying the Preferred Stock within 30 days after the Preferred Stock is issued, and to have the registration statement declared effective within 120 days after it is filed.

ANTIDILUTION PROVISION. The Certificate of Determination for the Series B 6% Convertible Preferred Stock contains comprehensive provisions for adjustments to the Conversion Price and the conversion ratio of the Preferred Stock in the event of stock dividends, asset distributions, reorganizations, recapitalizations, mergers, stock splits or similar transactions by the Company, in order to protect the Preferred Stock from dilution as a result of such transactions.

RESTRICTIVE COVENANTS. During the first 90 days after the Series B 6% Convertible Preferred Stock is issued, the Company is not permitted to issue any other securities, except in limited circumstances, including pursuant to the exercise of outstanding options or warrants or pursuant to existing settlement agreements, without first notifying the Preferred Stockholders and giving them a right of first refusal to purchase the securities themselves. While the Series B 6% Convertible Preferred Stock is outstanding or until it is converted into Common Stock, the Company is not permitted to engage in certain transactions, such as the redemption or purchase of its own Common Stock (except in connection with the collection of Section 16(b) short-swing profits), without the prior consent of the Preferred Stockholders. Furthermore, the Company cannot take any action which would modify the rights of the Preferred Stockholders under the Certificate of Determination without the prior consent of the Preferred Stockholder being affected by the modification.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS:


EXHIBIT NO.    DESCRIPTION
-----------    -----------------

10-1 Loan Agreement between National Telephone & Communications, Inc. and First Bank

               & Trust, Irvine, CA.

10-2 Agreement As To Board Membership Between Incomnet, Inc. and Stanley Weinstein, David Wilstein and Richard Horowitz, dated August 7, 1997.


REPORTS ON FORM 8-K, FILED IN 1997
- ----------------------------------------------------

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

                                        INCOMNET, INC.



Date: August 14, 1997                   /s/ MELVYN REZNICK
                                        --------------------------
                                        Melvyn Reznick
                                        President, CEO & CFO