Form 10-Q
period 1997-09-30
INCOMNET INC
filed 1997-11-13
CIK 353356

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997   COMMISSION FILE NO. 0-12386

                                    INCOMNET, INC.

    A California                                             IRS Employer No.
    Corporation                                                 95-2871296

                           21031 Ventura Blvd., Suite 1100
                           Woodland Hills, California 91364
                             Telephone no. (818) 887-3400

SECURITIES REGISTERED PURSUANT TO
       SECTION 12(B) OF THE ACT:.....................None

SECURITIES REGISTERED PURSUANT TO
       SECTION 12(G) OF THE ACT:.....................Common Stock, No Par Value

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

Number of shares of registrant's common stock outstanding as of
September 30, 1997...................................14,006,793

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           INCOMNET, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



(DOLLARS IN THOUSANDS)                                                        September 30,   December 31,
                                                                                  1997           1996
                                                                                  ----           ----
ASSETS
Current assets:
    Cash & cash equivalents                                                      1,169          $  2,214
    Accounts receivable, including $287,000 and $267,000 due from related party at September 30, 1997 and December 31, 1996, respectively and less allowance for doubtful accounts of $2.1 million at
         September 30, 1997 and $1.9 million at December 31, 1996               18,914            13,137
    Notes receivable - current portion                                             445               323
    Notes receivable from officers & shareholders, net of reserves
         of $209,000                                                             1,009               438
    Inventories                                                                    499             2,760
    Other current assets                                                         1,327             1,332
                                                                              --------          --------
         Total current assets                                                   23,363            20,204

Property, plant and equipment, at cost, net                                     16,670            14,357
Goodwill, net                                                                    6,894             5,783
Investments, notes receivable and other assets                                   1,725               243
                                                                              --------          --------
         Total assets                                                           48,652          $ 40,587
                                                                              --------          --------
                                                                              --------          --------

        See accompanying "Notes to Consolidated Financial Statements."

                           INCOMNET, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS  (CONT'D)


(DOLLARS IN THOUSANDS)                                             September 30,   December 31,
                                                                       1997            1996
                                                                       ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     14,597        $ 14,746
  Accrued expenses                                                      6,502           8,217
  Current portion of notes payable                                      5,994           3,918
  Deferred income                                                       3,190           4,040
                                                                     --------        --------
  Total current liabilities                                            30,283          30,921

Long-term liabilities
  Notes payable                                                         1,190           1,040
  Notes payable, GenSource                                              2,165              --
  Liabilities in excess of assets                                       3,600              --

Shareholders' equity:
  Common stock, no par value; 20,000,000 shares
     authorized; 14,006,793 shares issued and outstanding
     at September 30, 1997 and 13,369,681 shares at
     December 31, 1996                                                 69,972          61,320
  Preferred stock, no par value; 100,000 shares authorized;
     3,909 issued and outstanding September 30, 1997 and
     2,355 shares issued and outstanding at
     December 31, 1996                                                  3,698           2,355
  Treasury stock                                                       (5,492)         (5,492)
  Accumulated deficit                                                 (56,765)        (49,557)
                                                                     --------        --------
     Total shareholders' equity                                        11,413           8,626
                                                                     --------        --------
     Total liabilities & shareholders' equity                        $ 48,652        $ 40,587
                                                                     --------        --------
                                                                     --------        --------

            See accompanying "Notes to Consolidated Financial Statements."

                        INCOMNET, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED SEPTEMBER 30,

(DOLLARS IN THOUSANDS)                                      1997        1996
                                                            ----        ----

SALES                                                     $ 33,318    $ 27,591
                                                          --------    --------

OPERATING COSTS & EXPENSES:
  Cost of sales                                             23,384      17,777
  General & administrative                                   6,730       8,254
  Depreciation & amortization                                  821         502
  Bad debt expense                                           1,600       1,292
  Other (income)/expense                                    11,238      10,676
                                                          --------    --------
  Total operating costs and expenses                        43,773      38,501
                                                          --------    --------
  Income/(loss) before income taxes and minority interest  (10,455)    (10,910)

INCOME TAX BENEFITS/(EXPENSE)                                  887        (866)
                                                          --------    --------
  Income/(loss) before minority interest                    (9,569)    (10,044)

MINORITY INTEREST                                              --          781

  Net income/(loss)                                       $ (9,569)   $ (9,263)
                                                          --------    --------
                                                          --------    --------
INCOME/(LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:

  Net income/(loss)                                       $  (0.70)   $  (0.70)
                                                          --------    --------
                                                          --------    --------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING                    13,687,977  13,244,674
                                                        ----------  ----------
                                                        ----------  ----------

       See accompanying "Notes to Consolidated Financial Statements."

                           INCOMNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           NINE MONTHS ENDED SEPTEMBER 30,

(DOLLARS IN THOUSANDS)
                                                            1997         1996
                                                            ----         ----

SALES                                                    $  99,341     $ 77,296
                                                         ---------     --------

OPERATING COSTS & EXPENSES:
  Cost of sales                                             69,525       49,144
  General & administrative                                  20,740       22,083
  Depreciation & amortization                                2,218        1,396
  Bad debt expense                                           3,448        3,829
  Other (income)/expense                                    11,297       12,046
                                                         ---------     --------
  Total operating costs and expenses                       107,228       88,498
                                                         ---------     --------
  Income/(loss) before income taxes and minority interest   (7,886)     (11,202)

INCOME TAX BENEFITS/(EXPENSE)                                  679         (679)
                                                         ---------     --------
  Income/(loss) before minority interest                    (7,207)     (10,523)

MINORITY INTEREST                                               --        1,908
                                                         ---------     --------
  Net income/(loss)                                      $  (7,207)    $ (8,615)
                                                         ---------     --------
                                                         ---------     --------
INCOME/(LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:

  Net income/(loss)                                      $   (0.53)    $  (0.65)
                                                         ---------     --------
                                                         ---------     --------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND COMMON SHARE EQUIVALENTS OUTSTANDING                13,687,977   13,268,050
                                                        ----------   ----------
                                                        ----------   ----------

            See accompanying "Notes to Consolidated Financial Statements."

                       INCOMNET, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       NINE MONTHS ENDED SEPTEMBER 30,

                                                               1997      1996
                                                            --------- ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $ (7,207) $ (10,523)
    Depreciation and amortization                              2,524      3,222
                                                            ---------   --------
                                                              (4,683)    (7,301)
                                                             --------   --------

 CASH FLOWS FROM (INCREASE)/DECREASE IN OPERATING ASSETS:
    Accounts receivable                                       (5,777)      (372)
    Notes receivable - current                                  (122)       (67)
    Notes receivable - due from officers                        (571)       711
    Inventories                                                2,261     (1,101)
    Prepaid expenses and other&                                   (5)    (1,374)
    Notes receivable - long term                                   -        155
    Deposits and other                                        (1,481)       (20)
                                                             --------   --------
                                                              (5,695)    (2,068)
                                                             --------   --------

 CASH FLOWS FROM INCREASE/(DECREASE) IN OPERATING LIABILITIES
    Accounts payable                                            (149)     2,225
    Accrued expenses                                          (1,715)       869
    Deferred income                                             (850)       528
                                                             --------   --------
                                                              (2,714)     3,622
                                                             --------   --------
    Net cash flow from operations                            (13,092)    (5,747)
                                                             --------   --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of plant and equipment                        (3,725)    (5,159)
    Patents/intangible assets                                      -       (162)
    Investment in Lab Tech                                         -         66
    Goodwill from acquisition of GenSource                    (2,223)
    Liability in excess of assets                              3,600
    Goodwill from acquisition of NTC                               -        222
    Goodwill from acquisition of RCI                               -      8,000
                                                             --------   --------
    Net cash flow from investing activities                   (2,348)     2,967
                                                             --------   --------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Notes payable - current                                        -      3,146
    Sale of common stock, net                                  8,651        436
    Preferred stock                                            1,343
    Notes payable - long term                                  4,391       (876)
    Other - net                                                   10         46
                                                             --------   --------
    Net cash flow from financing activities                   14,395      2,752
                                                             --------   --------

    Net increase/(decrease) in cash and equivalents        $  (1,045)    $  (28)
                                                             --------   --------
                                                             --------   --------

            See accompanying "Notes to Consolidated Financial Statements."

                           INCOMNET, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  SEPTEMBER 30, 1997

1.  MANAGEMENT'S REPRESENTATION:

The consolidated financial statements included herein have been prepared by the management of Incomnet, Inc. (the Company) without audit. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the three years ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 1997. The interim results are not necessarily indicative of the results for a full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, National Telephone & Communications-TM-, Inc. (NTC) and GenSource-TM- Corporation (GenSource - see "Item 5. Change of Name From California Interactive Computing, Inc. to GenSource Corporation"). The statements do not include consolidated results of Rapid Cast, Inc., the Company's 22%-owned subsidiary, which is accounted for using the equity method of accounting. The Company accounted for RCI using the consolidated method of accounting from the third quarter of 1995 until December 31, 1996 because the Company owned 51% of RCI. In January 1997, the Company's ownership changed from 51% of RCI to 35%, as a result, the method of accounting has changed to the equity method. In June 1997, the Company's ownership position changed to 22%.

REVENUE RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

(1) NTC's long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using any of NTC's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received, and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. Long distance telephone service sales in the three months and nine months ending September 30, 1997 totaled $28.7 million and $83.5 million, respectively versus long distance telephone service sales of $21.1 million and $61.6 million, respectively in the three months and nine months ending September 30, 1996.

(2) NTC's marketing-related revenues are derived from programs and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for representative and certified trainer renewals, and the Company's Certified Trainer, Independent Representative and Home Study programs. The Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related materials, net of amounts deferred for future services provided to the representatives, are booked as cash sales when the revenues are received. A portion of the revenues from marketing-related programs and materials is deferred and recognized over a twelve month period to accrue the Company's obligation to provide customer support to its independent representatives. For the three months and nine months ending September 30, 1997, marketing sales totaled $3.6 million and $13.6 million, respectively versus marketing sales of $4.8 million and $10.9 million, respectively for the three months and nine months ended September 30, 1996.

                           INCOMNET, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  SEPTEMBER 30, 1997


(3) The Company's network service revenues from its AutoNETWORK service are recognized as sales as the service is delivered. Network service sales in the three months and nine months ending September 30, 1997 totaled $369,885 and $1.1 million, respectively versus $360,587 and $1.1 million, respectively in the three months and nine months ending September 30, 1997.

(4) Revenues from the Company's GenSource subsidiary (see "Item 5. Change of Name From California Interactive Computing, Inc. to GenSource Corporation") are derived from the sale of computer software and from related services, such as software maintenance fees, custom programming and customer training. Revenues are recognized when software is shipped to customers and when services are performed and invoiced. Because the Company acquired GenSource on May 2, 1997, revenues and earnings only reflect GenSource's operations from May 2, 1997. Revenues in the three months and five months ending September 30, 1997 totaled $662,678 and $1.1 million, respectively.

CONCENTRATION OF CREDIT RISK - The Company sells its telephone, network services and insurance-related software and related services to individuals and small businesses throughout the United States and does not require collateral. Reserves for uncollectible amounts are provided, which management believes are sufficient.

COMPUTER HARDWARE, FURNITURE AND OFFICE EQUIPMENT - Computer hardware, furniture and office equipment are stated at cost. Depreciation is provided by the straight-line method over the assets' estimated useful lives of 3 to 10 years.


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

NET INCOME PER SHARE - Net income per common share is based on the weighted average number of common shares and common share equivalents for 1997 and 1996.

ACQUISITION AMORTIZATION - The excess of purchase price over net assets of NTC and GenSource have been recorded as an intangible asset and is being amortized by the straight-line method over twenty years.

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

                           INCOMNET, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  SEPTEMBER 30, 1997


week for all monies collected that week due to the efforts of those active independent representatives. All IR Earned Compensation is then paid to the independent representatives, when due, directly out of the separate bank account.

IMPAIRMENT OF LONG-LIVED ASSETS - In accordance with the provisions of SFAS No. 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount to the assets may not be recoverable.

4.  NOTES PAYABLE:

Notes payable consist of the following as of September 30, 1997:

    Notes payable to founding stockholders of GenSource, interest
    at 8%, due beginning in May 1998                                $ 2,165,095

    Note payable to bank for line of credit to NTC, interest at
    prime plus 1.25%, due as current liability                      $ 5,550,000

    Capitalized lease obligations                                   $ 1,633,995
                                                                    -----------
                                                                    $ 9,349,090
                                                                    -----------
                                                                    -----------

5.  NETWORK MARKETING COSTS:

During the three and nine months ending September 30, 1997, NTC's net costs to operate its network marketing program were $3.0 million and $11.2 million, respectively, as summarized below (in $ millions):

                                                    3 Months Ending    9 Months Ending
                                                   September 30,1997  September 30,1997
                                                   -----------------  -----------------
    Sales                                                  $ 3.6           $ 13.6
                                                           -----           ------
    Cost of sales                                            3.0             11.2
    Operating expenses for support services                  1.3              4.1
                                                           -----           ------
         Total marketing-related costs                       4.3             15.3
                                                           -----           ------
         Net marketing cost                                $ 0.7           $  1.7
         % of total NTC (long distance & marketing) sales    2.2%             1.8%

                           INCOMNET, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  SEPTEMBER 30, 1997


Marketing sales of $3.6 million and $13.6 million, during the three and nine month periods ending September 30, 1997, respectively were generated by the sale of materials, training and support services to assist NTC independent sales representatives in selling new retail customers and enrolling other representatives in the NTC program. Beginning in January 1996, NTC began to accrue its obligation to provide customer support to its representatives. These reserved marketing revenues are reflected as deferred income on the Company's balance sheet and are amortized over the succeeding twelve months. The marketing-related costs include commissions paid to independent sales representatives for acquiring new retail telephone customers, as well as the cost of sales materials, salaries and wages of marketing department personnel, services required to support the independent sales representatives, and other directly identifiable support costs, but do not include residual commissions paid on continuing long distance telephone usage or the typical indirect cost allocations, such as floor-space and supporting departments. When marketing-related costs of $4.3 million and $15.3 million for the three months and nine months ended September 30, 1997, respectively are compared against marketing-related revenues of $3.6 million and $13.6 million for the same period, the results are a net cost in marketing-related activities during the three months and nine months ended September 30, 1997 of $0.7 million and $1.7 million, respectively, or 2.2% and 1.8%, respectively of total NTC sales.

6.  COMPENSATION OF INDEPENDENT SALES REPRESENTATIVES:

The Company's subsidiary, NTC, compensates its independent sales representatives by an earned commission structure based upon signing up new telephone customers and based upon the telephone usage generated by those customers. In the three and nine months ending September 30, 1997, expenses associated with commissions, bonuses and overrides paid out to NTC's independent representatives were $4.4 million and $15.3 million, respectively versus commissions, bonuses and overrides paid out to NTC's independent representatives of $5.0 million and $12.3 million, respectively for the three months and nine months ended September 30, 1996.

7.  COMMITMENTS AND CONTINGENCIES:

Litigation - The Company is a defendant in a class action matter and related lawsuits alleging securities law violations with respect to alleged false denial and non-disclosure of a Securities and Exchange Commission investigation and alleged non-disclosure of purchases and sales of the Company's stock by an affiliate of the former Chairman of the Board. On October 7, 1997, the Company announced that it had reached a settlement of the class action lawsuit for $8,650,000. Accordingly, the Company has taken a reserve of $8,650,000 in the third quarter ended September 30, 1997 for expenses associated with the anticipated settlement
[see "Part II. Item 1. Legal Proceedings - Class Action and Related Lawsuits"]. Counsel for the company is unable to estimate the ultimate outcome of the related lawsuits and is unable to predict a range of potential loss. Accordingly, no amounts have been provided for the related lawsuits in the accompanying financial statements. In addition, the Company has recorded an additional 1.5 million shares of its common stock in connection with the settlement of this matter.

On October 28, 1997, the Company announced that that its NTC subsidiary reached a settlement of a civil consumer protection lawsuit with the State of California. Accordingly, the Company has taken a reserve of $1.6 million in the third quarter ended September 30, 1997 for expenses associated with the anticipated settlement [see "Part II. Item 1. Legal Proceedings - Civil Consumer Protection Lawsuit With The State of California"].

The amounts provided for these matters are included in the caption "Other (income)/expense" in the accompanying Consolidated Statements of Operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

Overall, the Company had negative cash flows of $1.1 million during the first nine months of 1997 resulting from negative cash flows from operations of $13.1 million and negative cash flows from investing activities of $2.4 million, which were offset by positive cash flows from investing activities of $14.4 million. The Company expects that its operating and investing activities will continue to experience negative cash flows due to (1) anticipated cash costs associated with the class action lawsuit, related lawsuits and other legal and regulatory issues (see "Item 1. Legal Proceedings") and (2) anticipated funding requirements of approximately $1.2 million through fiscal year 1998 associated with the operation and acquisition of GenSource (see the Company's Report on Form 10-Q for the second quarter ended June 30, 1997). To meet these anticipated funding needs, the Company has issued options to acquire up to 250,000 shares of common stock at 88% of the market value of the Company's common stock at date of exercise, the right to acquire 200 shares of Series B 6% Convertible Preferred Stock and warrants to acquire 105,000 shares of the Company's common stock (see "Item 5. Conveyance of Series A 2% Convertible Preferred Stock and Issuance of Series B 6% Convertible Preferred Stock"). Management believes that its liquidity and capital resources will be sufficient to fund these activities for the foreseeable future and believes that it has the ability to raise more funds if required.

The Company's cash flows are discussed below, as follows:

CASH FLOW FROM OPERATIONS - The Company experienced $13.1 million in negative cash flow from operations during the first nine months of 1997 compared to $5.8 million in negative cash flow from operations during the prior year's comparable period. This year-to-year decrease in cash flow from operations resulted primarily from: (1) a net loss from operating activities of $7.2 million, which includes reserves of $8.65 million and $1.6 million for anticipated legal settlements, (2) an increase in operating assets, primarily accounts receivable of $5.7 million and (3) a decrease in operating liabilities of $2.7 million.

CASH FLOW FROM INVESTING - The Company experienced negative cash flows from investing activities of $ 2.3 million in the first nine months of 1997 as compared with a positive cash flow of $2.9 million in the first nine months of 1996. The negative cash flow in the first nine months of 1997 resulted primarily from $3.7 million used to acquire plant and equipment, primarily by NTC, and by $2.2 million for the acquisition of GenSource, reduced by a $3.6 million liability in excess of assets arising from changing to the equity method of accounting for RCI.

CASH FLOW FROM FINANCING - Positive cash flows from financing activities totaled $14.4 million during the first nine months of 1997 compared with $2.7 million during the first nine months of 1996. The positive cash flow during the first nine months of 1997 resulted primarily from (1) issuance of $8.65 million of common stock primarily to settle the class action lawsuit against the Company (see "Item 1. Legal Proceedings"), (2) net sales of $1.3 million worth of convertible preferred stock (see "Item 5. Conveyance of Series A 2% Convertible Preferred Stock and Issuance of Series B 6% Convertible Preferred Stock"), (3) increased borrowings under NTC's line of credit and (4) assumption of $2.2 million in obligations associated with the acquisition of GenSource.

RESULTS OF OPERATIONS:

SALES - Sales of $33.3 million in the third quarter ended September 30, 1997 increased 21% over sales of $27.6 million in the third quarter ended September 30, 1996. The majority of this increase was attributable to NTC's sales increase to $32.3 million in the three months ended September 30, 1997 from $25.8 million in the three months ended September 30, 1996, respectively. The following table summarizes the Company's sales performance by subsidiary and segment during the comparable third quarters in 1997 and 1996:


                                                                 $ in millions
                                                              ------------------
Subsidiary                       Segment                       1997        1996
--------------     ---------------------------------------    ------      ------
NTC                Telephone (telecommunications services)    $ 28.7      $ 21.1
NTC                Telephone (marketing programs)                3.6         4.7
RCI                Optical                                        --         1.4
GenSource          Software                                      0.6          --
AutoNETWORK        Network                                       0.4         0.4
                                                              ------      ------
                   Total Company Sales                        $ 33.3      $ 27.6
                                                              ------      ------
                                                              ------      ------


COST OF SALES - Total Company cost of sales increased to $23.4 million or 70% of sales during the quarter ending September 30, 1996 verses $17.7 million or 64% of sales during the comparable prior year quarter. The quarter-to-quarter increase in cost of sales resulted largely from the increase in carrier costs associated with increased telephone service sales by NTC. The increase in the percentage of overall sales to 70% in the third quarter of 1997 from 64% in the third quarter of 1996 was due primarily to a percentage increase in NTC's carrier costs in the third quarter of 1997 versus the third quarter of 1996. The following table summarizes the Company's changes in three major cost components in the third quarter ended September 30, 1997 and 1996, respectively:

                                                            $ in millions
                                                       ----------------------
                                                       September    September
                                                        30, 1997     30, 1996
                                                       ---------    ---------
Commissions paid to NTC independent sales reps           $  4.4       $  5.0
Carrier costs for NTC's long distance telephone service    17.8         11.0
All other costs of sales                                    1.2          1.8
                                                         ------       ------
    Total Company Cost of Sales                          $ 23.4       $ 17.8
                                                         ------       ------
                                                         ------       ------

NTC's total commission expense decreased to $4.4 million in the third quarter of 1997 compared to $5.0 million in the same quarter of 1996. NTC's carrier costs to deliver long distance telephone service to its telephone customers increased to $17.8 million in the third quarter of 1997 compared to $11.0 million in the third quarter of 1996. This increase in carrier costs reflects a decline in the gross margin of carrier-related sales. In the third quarter of 1996, gross margin was 48%, or $11.0 million in carrier costs on $21.1 million in carrier sales, while in the third quarter of 1997, gross margin declined to 38%, or $17.8 million in carrier costs on $28.7 million in carrier sales.

The third cost component shown in the table above is "all other costs of sales" which represents: (1) NTC's costs of producing sales materials for its independent sales representatives, (2) GenSource's cost of producing software products and related services, and (3) AutoNETWORK's costs of providing communications network products and services.

GENERAL & ADMINISTRATIVE - Total general and administrative costs decreased to $6.7 million or 20% of sales in the quarter ending September 30, 1996 compared to $8.3 million or 30% of sales in the same prior year quarter. General and administrative costs generally include the costs of employee salaries, fringe benefits, supplies, and related support costs which are required in order to provide such operating functions as customer service, billing, marketing, product development, information systems, collections of accounts receivable, and accounting. The decrease in general and administrative expense is associated with improved efficiencies at NTC and by no longer consolidating the financial statements of RCI.

DEPRECIATION & AMORTIZATION - Total Company depreciation and amortization expense was $821,409 in the third quarter of 1997 verses $501,787 in the third quarter of 1996. This increase was caused primarily by continuing investment by NTC in computer hardware and software, furniture and equipment, and leasehold improvements required to support its anticipated expansion in sales.

BAD DEBT EXPENSE - Total Company bad debt expense increased to $1.6 million in the third quarter of 1997 from $1.3 million in the third quarter of 1996. The increase in bad debt was associated with an increase in total sales at NTC in the third quarter of 1997 versus the third quarter of 1996.

OTHER INCOME & EXPENSE - The Company's other income and expense was an expense of $11.2 million in the third quarter of 1997 compared to other expense of $10.7 million in the third quarter of 1996. The $11.2 million in other expenses consists primarily of: (1) an $8.7 million reserve for the settlement of the class action lawsuit against the company, (2) a $1.6 million reserve for the settlement of a civil consumer protection lawsuit by the State of California against the Company's NTC subsidiary and approximately $600,000 in additional legal expenses associated with related lawsuits and administrative matters.

NET INCOME - The Company incurred a net income loss of $9.6 million in the third quarter of 1997 compared to a loss of $9.3 million in the third quarter of 1997. The net loss was due primarily to the reserves taken for legal settlements, including $8.65 million to settle the class action lawsuit against the Company and $1.6 million for NTC to settle a civil consumer protection lawsuit with the State of California (See "Item 1. Legal Proceedings"). Without the reserves for legal settlements and associated expenses, the Company had net operating income of approximately $806,397 in the third quarter ended September 30, 1997.

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

ITEM 1.   LEGAL PROCEEDINGS

CIVIL CONSUMER PROTECTION LAWSUIT WITH THE STATE OF CALIFORNIA:

On October 28, 1997, the Company announced that its NTC subsidiary reached a settlement of a civil consumer protection lawsuit with the State of California. In the settlement, which NTC reached without admitting any wrongdoing, NTC agreed to a court order requiring them to implement policies to prevent the practice of slamming (switching customers' long distance telephone service without their permission or knowledge) by its independent sales representatives and employees, and agreed to pay $1,250,600 in costs and penalties. NTC also agreed to institute safeguards to prevent slamming violations from occurring in the future. Among those safeguards, NTC agreed to wait 24 hours after the consumer agrees to switch their telephone company to NTC before calling the customer to confirm that the consumer really wants to switch to NTC.

The lawsuit was brought through the California Attorney General's Office and the Orange County District Attorney Office. The California Public Utility Commission was the investigative agency. As part of a related administrative action, restitution to consumers is being sought by the Consumer Services Division of the California Public Utility Commission. NTC is in settlement discussions with the California Public Utility Commission, but there is no assurance that a settlement will be reached.

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

CLASS ACTION AND RELATED LAWSUITS:

The status of the pending class action lawsuit described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1996, known as and updated in "Item 1. Legal Proceedings" in the Company's Form 10-Q for its fiscal quarters ending March 31, 1997 and June 30, 1997, SANDRA GAYLES, ET AL. VS. SAM D. SCHWARTZ AND INCOMNET, INC., Case
 No. CV95-0399 KMW (BQRx), has materially changed since the filing of the Form 10-K for the fiscal year ending December 31, 1996 and Form 10-Q for the fiscal quarter ending June 30, 1997, in the following manner:

On October 7, 1997, the Company reached a settlement of the lawsuit. The settlement, which is subject to court approval, consists of a payment of $500,000 in cash plus securities with a value of $8.15 million for a total settlement value of $8.65 million. The securities consist of 1,500,000 shares of the Company's common stock, plus a number of warrants to be determined if the value of the common stock does not equal at least $8.15 million after the settlement is approved by the court.

On July 22, 1997, the Company was named in a lawsuit, JAMES A BELTZ, ET AL. VS. SAMUEL D. SCHWARTZ and RITA SCHWARTZ, husband and wife; STEPHEN A. CASWELL; JOEL W. GREENBERG; INCOMNET, INC., a California corporation; DAVID BODNER and MURRAY HUBERFELD, in the United States District Court, District of Minnesota. The lawsuit was filed by 17 individuals who were allowed to opt out of the class action lawsuit to pursue a lawsuit on their own. The lawsuit alleges that Mr. Schwartz and the other defendants created a fraudulent scheme to drive up the price of the Company's stock in violation of federal securities law. The lawsuit alleges losses by the plaintiffs of approximately $1.5 million and seeks unspecified damages.

The status of the pending lawsuit described in the Company's Form 10-Q for its second quarter ending June 30, 1997, known as SILVA RUN WORLDWIDE LIMITED VS. INCOMNET, INC., SAM D. SCHWARTZ, BEAR STEARNS & CO., INC., LESLIE SOLMONSON, RONALD F. SEALE, MARINER RESERVE FUND, COMPANIA DI INVESTIMENTO ANTILLANO, COUTTS & CO. AG, SALVATORE M. FRANZELLA, PETER G. EMBIRICOS, AND JOS SCHUETZ, filed in the United States District Court for the Southern District of New York and transferred in March 1997 to the same court in California which is hearing the pending class action lawsuit has not materially changed since the filing of the Form 10-Q for the second quarter ending June30, 1997.

INCOMNET, INC. VS. SAM D. SCHWARTZ:

The status of the lawsuit by the Company against Sam D. Schwartz, its prior President and Chairman of the Board, alleging fraud, breach of fiduciary duty, negligence, declaratory relief, breach of contract and imposition of constructive trust, which was commenced in April 25, 1997, has not experienced any material changes from its status as described in "Item 1. Legal Proceedings - INCOMNET VS. SAM D. SCHWARTZ" in the Company's Form 10-Q for its fiscal quarter ending June 30, 1997.

LEGAL ACTION AGAINST PRIOR REPRESENTATIVES:

The status of the pending lawsuit by NTC against certain of its prior representatives described in "Item 3. Legal Proceedings" in the Company's Form 10-K for its fiscal year ending December 31, 1996 and updated in the filing of the Form 10-Qs for the fiscal quarters ending March 31, 1997 and June 30, 1997, respectively, has not materially changed since the filing of the Form 10-K.

POTENTIAL LAWSUITS:

There is no assurance that claims similar to those asserted in the pending class action and related lawsuits, or other claims, will not be asserted against the Company by new parties in the future. In this regard, potential plaintiffs have from time to time orally asserted claims against the Company and its prior directors. Several members of the class in the class action lawsuit against the Company have opted out and filed their own lawsuits against the Company as described above. From time to time, the Company is also involved in litigation arising from the ordinary course of business, the ultimate resolution of which management believes will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

Item 2 is not applicable for the three months ended September 30, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable for the three months ended September 30, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable for the three months ended September 30, 1997.

ITEM 5. OTHER INFORMATION

EMPLOYMENT AGREEMENT BETWEEN INCOMNET AND EDWARD R. JACOBS:

On October 30, 1997, the Company's NTC subsidiary entered into a new employment agreement with Edward R. Jacobs, who had been the Chairman and Chief Executive Officer of NTC under a previous employment agreement from December 28, 1994 to July 25, 1997. Under terms of the new agreement, which was approved by NTC's Board of Directors, Mr. Jacobs will serve as the Chairman of the Board of NTC until July 25, 1999. Detailed information on the employment agreement is in the Company's Proxy Statement dated November 17, 1997.

CONVEYANCE OF SERIES A 2% CONVERTIBLE PREFERRED STOCK AND ISSUANCE OF SERIES B 6% CONVERTIBLE PREFERRED STOCK:

CONVEYANCE OF SERIES A 2% CONVERTIBLE PREFERRED STOCK. From September 20, 1996 to October 25, 1996, the Company sold 2,440 shares of Series A 2% Convertible Preferred Stock (the "Series A Stock") to 12 accredited private investors [See the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996]. The sale included an agreement that the Company would register the stock with an S-3 Registration Statement and included liquidated damages of 3% per month should the Registration Statement not be declared effective beginning 75 days after the funding was completed. The Company submitted the Registration Statement in November 1996, but has not yet had it declared effective, which has resulted in liquidated damages commencing in January 1997. These damages have been paid by the Company to holders of the Series A Stock as either cash or additional shares.

On November 7, 1997, 1,700 shares of the Series A Stock was purchased from four institutional investors, who were original purchasers of the Series A Stock, for $1.7 million by 12 individual accredited investors. These individuals have all agreed to waive all registration rights and liquidated damage rights associated with the Series A Stock and have agreed that they will convert their Series A Stock into shares subject to Rule 144 of the Securities and Exchange Act of 1933, as amended, instead of shares that will be registered by the Company. The Company has paid total liquidated damages of $540,000 in cash to the four original purchasers of the Series A Stock conveyed to the new buyers.

On November 3, 1997, three other individuals converted $225,000 of the Series A Stock (i.e. the original investment amount) to the Company's common stock, subject to Rule 144. These three individuals received liquidated damages of $67,500 paid in additional shares of common stock at a price of $3.00 per share. As of November 7, 1997, only 150 shares of original Series A Stock remains on the Company's books held by two individuals. These individuals are owed liquidated damages of approximately $45,000.

SERIES B 6% CONVERTIBLE PREFERRED STOCK. In July 1997, the Company's Board of Directors approved the issuance of 2,990 shares of Series B 6% Convertible Preferred Stock (the "Series B Stock"), with each share worth $1,000 that could be converted into the Company's common stock. At that time, the Company raised $1.8 million by selling 1,834 shares of the authorized Series B Stock (see the Company's Report on Form 10-Q for the second quarter ending June 30, 1997 for a detailed description). On November 4, 1997, the Company issued 600 additional shares of Series B Stock, raising an additional $600,000, less a cash fee of $60,000 to the investment banker, who arranged the sale ( the same investment banker arranged the sale of the 1,834 shares of Stock sold in July 1997). In connection with this new issuance of the Series B Stock, the Company also issued warrants to the investment banker to purchase 55,000 shares of the Company's common stock at an exercise price of $3.00 per share for a period of two years, an option to the investment banker to acquire an additional 125 Series B Stock at 88% of the average bid price of the Company's common stock quoted on the five trading days immediately preceding the date of issuance of the additional Series B Stock, and the right for one year of the investment banker to provide the Company with an additional $200,000 in Series B Stock. The cash fee, warrants and options paid and issued, respectively to the investment banker were contingent upon the investment banker placing $1.7 million of Series A Stock being sold by four original institutional purchasers who owned the Series Stock, to 12 new individuals who would waive all associated registration rights. On November 7, 1997, this contingency was met (see "Conveyance of Series A 2% Convertible Preferred Stock").

The basic terms and conditions of the Series B Stock are as follows:

VOTING.  The Series B Stock does not have voting rights.

DIVIDEND. The Series B Stock has a cumulative non-compounded annual dividend of 6% payable in cash or stock at the Company's option upon conversion of the Series B Stock into the Company's common stock, and prior to the payment of any dividends on the Company's common stock. No dividends may be declared or paid on the Series B Stock until all cumulative unpaid dividends have been declared and paid on the outstanding Series A Stock.

LIQUIDATION PREFERENCE. The Series B Stock has a liquidation preference of $1,000 per share plus all cumulative unpaid dividends, whether or not declared by the Company's Board of Directors. Upon any liquidation or change of control of the Company (i.e. transfer of more than 50% of its voting stock), the Preferred Stockholders are entitled to the second priority in payment from the Company's assets, before any payments are made on the Company's common stock, until the liquidation preference is paid in full. The Series B Stock is junior in preference to Series A Stock issued in October 1996 (see the Company's Annual Report of Form 10-K filed on April 15, 1997). No liquidation preference may be paid to the holders of the Series B Stock until the full liquidation preference has been paid to the holders of the outstanding Series A Stock.

CONVERSION. The Preferred Stockholders may convert each share of Series B Stock into the number of shares of the Company's common stock calculated as follows, at any time upon the earlier of (i) 120 days after the issuance of the Preferred Stock, or (ii) when the shares of common stock underlying the Preferred Stock are registered with the Securities and Exchange Commission. The conversion price (the "Conversion Price") for each share of Series B Stock is equal to the lesser of (a) 80% of the average bid price for the Company's common stock on the public trading market for the five trading days immediately preceding the conversion date, as specified by the Preferred Stockholder, or (b) the bid price of the Company's common stock on the funding date (i.e. the issuance date of the Preferred Stock). To calculate the number of shares of common stock issuable upon the conversion of the Preferred Stock, the Conversion Price is multiplied by a ratio, the numerator of which is the sum of 1,000 and the accrued but unpaid dividends, and the denominator of which is the Conversion Price. If for any reason a registration statement covering the shares of common stock issuable upon the conversion of the Preferred Stock is not in effect with the Securities and Exchange Commission at the time of a valid conversion by a Preferred Stockholder, then the Conversion Price is reduced by 3% per month for each of the first three months that the effectiveness of the registration is late, and thereafter the Company is obligated to pay a cash penalty equal to 3% of the investment per month. The Company has the right to cause a conversion of the Preferred Stock into common stock on the same terms at any time after one year after the Preferred Stock is issued.

REDEMPTION. The Company has the right to redeem the Preferred Stock for its issuance price plus cumulative unpaid dividends if the Company's stock trades at a price which averages $2.00 per share or less for any period of five consecutive trading days after the Preferred Stock is issued.

REGISTRATION RIGHTS. Pursuant to a Registration Rights Agreement entered into by the Company with each purchaser of the Series B Stock, the Company is obligated to file a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the Preferred Stock within 30 days after the Preferred Stock is issued, and to have the registration statement declared effective within 120 days after it is filed.

ANTIDILUTION PROVISION. The Certificate of Determination for the Series B Stock contains comprehensive provisions for adjustments to the Conversion Price and the conversion ratio of the Preferred Stock in the event of stock dividends, asset distributions, reorganizations, recapitalizations, mergers, stock splits or similar transactions by the Company, in order to protect the Preferred Stock from dilution as a result of such transactions.

RESTRICTIVE COVENANTS. During the first 90 days after the Series B Stock is issued, the Company is not permitted to issue any other securities, except in limited circumstances, including pursuant to the exercise of outstanding options or warrants or pursuant to existing settlement agreements, without first notifying the Preferred Stockholders and giving them a right of first refusal to purchase the securities themselves. While the Series B Stock is outstanding or until it is converted into common stock, the Company is not permitted to engage in certain transactions, such as the redemption or purchase of its own common stock (except in connection with the collection of Section 16(b) short-swing profits), without the prior consent of the Preferred Stockholders. Furthermore, the Company cannot take any action which would modify the rights of the Preferred Stockholders under the Certificate of Determination without the prior consent of the Preferred Stockholder being affected by the modification.

AMENDMENT OF EMPLOYMENT AGREEMENT OF MELVYN REZNICK AND EMPLOYMENT AGREEMENT WITH STEPHEN A. CASWELL:

On June 8, 1997, the Company's Board of Directors approved an extension of the employment agreement with Melvyn Reznick, the President and Chairman of the Board of the Company, and a new employment agreement with Stephen A. Caswell, the Company's Vice President and Corporate Secretary. The existing employment agreement with Mr. Reznick was extended until the earlier of (i) June 30, 2002, or (ii) six months after the date that 100% of the Company's holdings of NTC stock are sold, conveyed or otherwise distributed but no sooner than December 31, 1999 ("Early Termination Date"). In the event of an improper termination of the agreement by the Company for any reason, Mr. Reznick is entitled (i) to be paid a lump sum amount equal to his annual salary during the remaining term of his agreement plus his annual salary for three additional years, plus accrued bonus, if any, (ii) to receive all of his benefits during such period, and (iii) to exercise all of his vested stock options at any time during the remaining term of the options. In the event of an early termination because of the disposition of 100% of the Company's NTC stock, then the Company has agreed to pay Mr. Reznick a lump sum amount equal to the sum of the annual compensation and accrued but unpaid bonus (if any, with respect to the bonus) which would be payable to him for one additional year after the Early Termination Date, but not beyond June 30, 2002, as well as receive his benefits during that period and exercise his vested stock options during the remaining term of the options.

Mr. Caswell's employment agreement has a term which expires on the earlier of
(i) December 31, 1999, or (ii) six months after the date that 100% of the Company's holdings of NTC stock are sold, conveyed or otherwise distributed. In the event of an improper termination of Mr. Caswell's employment agreement by the Company for any reason, Mr. Caswell is entitled (i) to be paid a lump sum amount equal to his annual salary during the remaining term of his agreement plus his annual salary for 15 additional months, (ii) to receive all of his benefits during that period, and (iii) to exercise all of his vested stock options at any time during the remaining term of the options.
In the event of an early termination because of the disposition of 100% of the Company's NTC stock, then the Company has agreed to pay Mr. Caswell a lump sum amount equal to the sum of the annual compensation and accrued bonus (if any, with respect to the bonus) which would be payable to him for one additional year after the Early Termination Date, but not beyond December 31, 1999, as well as receive his benefits during the remaining term of the options.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS:

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.1              Amendment to Employment Agreement Between Incomnet and
                  Melvyn Reznick, dated June 8, 1997.

10.2              Employment Agreement Between Incomnet and Stephen A.
                  Caswell, dated June 8, 1997.

10.3 Employment Agreement Between NTC and Edward R. Jacobs, dated July 25, 1997.


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

20.2 Report on Form 8-K - Reincorporation of National Telephone & Communications, Inc. filed on April 10, 1997.

20.3 Report on Form 8-K - Acquisition of California Interactive Computing, Inc., filed on May 13, 1997.

20.4 Report on Form 8-K - Election of Richard M. Horowitz, Stanley C. Weinstein and David Wilstein as Directors, filed on August 20, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCOMNET, INC.


Date: November 13, 1997     /s/ MELVYN REZNICK
                            --------------------------
                            Melvyn Reznick
                            President, CEO & CFO