Form 10-K/A
period 1996-12-31
INCOMNET INC
filed 1997-12-08
CIK 353356

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


USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, deferred marketing reserve, income tax valuation allowance, investment reserves, litigation settlement costs and future undiscounted cash flows used in the analysis of the impairment of long-lived assets. In connection therewith, management provides its best estimate of amounts arising from settlement of litigation and related legal fees, when such amounts become practicably determinable, although the measurement of the actual amount and expenditure of cash and other consideration may take place in future reporting periods.


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


2% CONVERTIBLE PREFERRED STOCK - In the fourth quarter of 1996, the Company issued 2,440 shares of Series A Convertible Preferred Stock, for net proceeds of $2,354,640. Dividends on the preferred stock accrue at the rate of 2% per annum, payable in cash or in shares of Common Stock at the conversion date. Each share is convertible into common stock at a conversion price equal to the lesser of the market value on the date of funding or 80% of the market value immediately prior to the date of conversion.


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