Form 10-Q/A
period 1997-03-31
INCOMNET INC
filed 1997-12-08
CIK 353356

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

ITEM 1.  FINANCIAL STATEMENTS

                        INCOMNET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  ($ IN 000s)

                                                                                   March 31,    December 31,
                                                                                     1997           1996
                                                                                     ----           ----
ASSETS
Current assets:
  Cash & cash equivalents                                                          $ 2,164       $  2,214
  Accounts receivable, including $460 and $267 due from related party at March 31, 1997 and December 31, 1996, respectively and  less allowance for doubtful accounts of $1,065 at
    March 31, 1997 and $1,078 at December 31, 1996                                  14,192         13,137
Notes receivable - current portion                                                     471            323
Notes receivable from officers & shareholders, net of
    reserves of $209                                                                   795            438
Inventories                                                                            326          2,760
  Other current assets                                                               1,086          1,332
                                                                                   -------       --------
    Total current assets                                                            19,034         20,204

Property, plant and equipment, at cost, net                                         14,139         14,537
Patent rights, net                                                                                  1,241
Goodwill, net                                                                        4,468          4,542
Investment in marketable securities                                                                   191
Deposits and other                                                                     357            376
Investments, notes receivable and other assets                                         223            243
                                                                                   -------       --------
    Total assets                                                                   $38,222       $ 40,587
                                                                                   -------       --------
                                                                                   -------       --------


LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $12,438       $ 14,746
  Accrued expenses                                                                   7,601          8,217
  Current portion of notes payable                                                     220          3,918
  Deferred income                                                                    3,313          4,040
                                                                                   -------       --------
  Total current liabilities                                                         23,572         30,921

Notes payable                                                                          925          1,041
Liabilities in excess of assets of RCI                                               3,952
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, National Telephone & Communications-Registered Trademark-, Inc. (NTC). The statements do not include consolidated results of Rapid Cast, Inc., the Company's 35%-owned subsidiary, which is accounted for using the equity method of accounting under FASB Statement No. 94. The Company accounted for RCI using the consolidated method of accounting from the third quarter of 1995 until December 31, 1996 because the Company owned 51% of RCI. In January 1997, the Company's ownership changed from 51% of RCI to 35% and, as a result, the method of accounting has changed to the equity method under FASB Statement No. 94. On the date of change in the method of accounting, RCI's liabilities significantly exceeded its assets, and the Company recorded its ratable share of such excess in the balance sheet caption "Liabilities in excess of assets of RCI". Accordingly, all assets and liabilities of RCI, including patent rights of $1,241,000 (after previously recorded reserves of approximately $39 million) were, during the first quarter of 1997, combined under this caption.


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