Form 10-Q/A
period 1997-06-30
INCOMNET INC
filed 1997-12-08
CIK 353356

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

                        INCOMNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET  (UNAUDITED) (CONT'D)

(DOLLARS IN 000S)
                                                    JUNE 30,   DECEMBER 31,
                                                      1997          1996
                                                    --------   --------------
LIABILITIES, MINORITY INTEREST
  AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                   $14,455      $14,746
  Accrued expenses                                     7,996        8,217
  Current portion of notes payable                     5,198        3,918
  Deferred income                                      3,485        4,040
                                                     -------       ------
  Total current liabilities                           31,134       30,921

Liabilities in excess of assets of RCI                 3,600           --
Notes payable                                             --        1,041
Notes payable - CIC                                    1,919           --
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS:


EXHIBIT NO.    DESCRIPTION
-----------    -----------------

10-1 Loan Agreement between National Telephone & Communications, Inc. and First Bank

               & Trust, Irvine, CA.*

10-2 Agreement As To Board Membership Between Incomnet, Inc. and Stanley Weinstein, David Wilstein and Richard Horowitz, dated August 7, 1997.*


* Incorporated by reference from prior filing of this Form 10-Q, filed on November 14, 1997.


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