Form 10-Q/A
period 1997-09-30
INCOMNET INC
filed 1997-12-08
CIK 353356

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

        See accompanying "Notes to Consolidated Financial Statements."

                           INCOMNET, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS  (CONT'D)

(DOLLARS IN THOUSANDS)                                             September 30,   December 31,
                                                                       1997            1996
                                                                       ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     14,597        $ 14,746
  Accrued expenses                                                      6,502           8,217
  Current portion of notes payable                                      5,994           3,918
  Deferred income                                                       3,190           4,040
                                                                     --------        --------
  Total current liabilities                                            30,283          30,921

Long-term liabilities
  Notes payable                                                         1,190           1,040
  Notes payable, GenSource                                              2,165              --
  Liabilities in excess of assets of RCI                                3,600              --

Shareholders' equity:
  Common stock, no par value; 20,000,000 shares
     authorized; 14,006,793 shares issued and outstanding
     at September 30, 1997 and 13,369,681 shares at
     December 31, 1996                                                 69,972          61,320
  Preferred stock, no par value; 100,000 shares authorized;
     3,909 issued and outstanding September 30, 1997 and
     2,355 shares issued and outstanding at
     December 31, 1996                                                  3,698           2,355
  Treasury stock                                                       (5,492)         (5,492)
  Accumulated deficit                                                 (56,765)        (49,557)
                                                                     --------        --------
     Total shareholders' equity                                        11,413           8,626
                                                                     --------        --------
     Total liabilities & shareholders' equity                        $ 48,652        $ 40,587
                                                                     --------        --------
                                                                     --------        --------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

Overall, the Company had negative cash flows of $1.1 million during the first nine months of 1997 resulting from negative cash flows from operations of $13.1 million and negative cash flows from investing activities of $2.4 million, which were offset by positive cash flows from investing activities of $14.4 million. The Company expects that its operating and investing activities will continue to experience negative cash flows due to (1) anticipated cash costs associated with the class action lawsuit, related lawsuits and other legal and regulatory issues (see "Item 1. Legal Proceedings") and (2) anticipated funding requirements of approximately $1.2 million through fiscal year 1998 associated with the operation and acquisition of GenSource (see the Company's Report on Form 10-Q for the second quarter ended June 30, 1997). To meet these anticipated funding needs, the Company has issued options to acquire up to 250 shares of Series B 6% Convertible Preferred Stock at an 88% conversion ratio, the right to acquire 200 shares of Series B 6% Convertible Preferred Stock at an 80% conversion ratio, and warrants to acquire 105,000 shares of the Company's common stock (see "Item 5. Conveyance of Series A 2% Convertible Preferred Stock and Issuance of Series B 6% Convertible Preferred Stock"). There is no assurance that these options will be exercised and therefore management is not certain that its liquidity and capital resources will be sufficient to fund these activities for the foreseeable future.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS:

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.1              Amendment to Employment Agreement Between Incomnet and
                  Melvyn Reznick, dated June 8, 1997.*

10.2              Employment Agreement Between Incomnet and Stephen A.
                  Caswell, dated June 8, 1997.*

10.3 Employment Agreement Between NTC and Edward R. Jacobs, dated July 25, 1997.*


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