Form 10-Q/A
period 1997-06-30
INCOMNET INC
filed 1998-01-22
CIK 353356

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

                              INCOMNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                      JUNE 30, 1997


(4) Revenues from the Company's CIC subsidiary are derived from the sale of computer software and from related services, such as software maintenance fees, custom programming and customer training. Revenues are recognized when software is shipped to customers and when services are performed and accepted by customers. Because the Company acquired CIC on May 2, 1997, revenues and earnings only reflect CIC's operations from May 2, 1997. For the first two months of operation commencing on May 2, 1997, CIC had revenues of $447,043. When maintenance fees are billed annually, the revenues are deferred and recognized ratably over a twelve month period.


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


The acquisition gave rise to goodwill of approximately $2,000,000, which the Company plans to amortize over a twenty year period. Operating results have been included from May 2, 1997, the date of acquisition. The following unaudited pro forma information has been prepared assuming that the acquisition had occurred at the beginning of each period presented:



                          SIX MONTHS ENDED 6/30/97     SIX MONTHS ENDED 6/30/96

                           AS REPORTED   PRO FORMA       AS REPORTED   PRO FORMA

   Revenues                 $  66,203   $  66,523        $  49,705    $  51,006

   Net income               $   2,370   $   2,305        $     648    $     642

   Income per share         $  .18      $    .17         $    .05     $    .05



The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergy that might be achieved from combined operations.


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