Form 10-Q/A
period 1997-09-30
INCOMNET INC
filed 1998-01-22
CIK 353356

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

            See accompanying "Notes to Consolidated Financial Statements."

                        INCOMNET, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED SEPTEMBER 30,


(DOLLARS IN THOUSANDS)                                      1997        1996
                                                            ----        ----

SALES                                                     $ 33,318    $ 27,591
                                                          --------    --------

OPERATING COSTS & EXPENSES:
  Cost of sales                                             23,384      17,777
  General & administrative                                   6,730       8,254
  Depreciation & amortization                                  821         502
  Bad debt expense                                           1,600       1,292
  Other (income)/expense                                    11,238      10,676
                                                          --------    --------
  Total operating costs and expenses                        43,773      38,501
                                                          --------    --------
  Income/(loss) before income taxes and minority interest  (10,455)    (10,910)

INCOME TAX BENEFITS/(EXPENSE)                                  887        (866)
                                                          --------    --------
  Income/(loss) before minority interest                    (9,569)    (10,044)

MINORITY INTEREST                                              --          781

  Net income/(loss)                                       $ (9,569)   $ (9,263)
                                                          --------    --------
                                                          --------    --------
NET LOSS APPLICABLE
TO COMMON STOCK                                             (9,615)     (9,263)
                                                          --------    --------
                                                          --------    --------
INCOME/(LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:

  Net income/(loss)                                       $  (0.70)   $  (0.70)
                                                          --------    --------
                                                          --------    --------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING                    13,687,977  13,244,674
                                                        ----------  ----------
                                                        ----------  ----------

       See accompanying "Notes to Consolidated Financial Statements."

                           INCOMNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           NINE MONTHS ENDED SEPTEMBER 30,


(DOLLARS IN THOUSANDS)
                                                            1997         1996
                                                            ----         ----

SALES                                                    $  99,341     $ 77,296
                                                         ---------     --------

OPERATING COSTS & EXPENSES:
  Cost of sales                                             69,525       49,144
  General & administrative                                  20,740       22,083
  Depreciation & amortization                                2,218        1,396
  Bad debt expense                                           3,448        3,829
  Other (income)/expense                                    11,297       12,046
                                                         ---------     --------
  Total operating costs and expenses                       107,228       88,498
                                                         ---------     --------
  Income/(loss) before income taxes and minority interest   (7,886)     (11,202)

INCOME TAX BENEFITS/(EXPENSE)                                  679         (679)
                                                         ---------     --------
  Income/(loss) before minority interest                    (7,207)     (10,523)

MINORITY INTEREST                                               --        1,908
                                                         ---------     --------
  Net income/(loss)                                      $  (7,207)    $ (8,615)
                                                         ---------     --------
                                                         ---------     --------
  NET LOSS APPLICABLE TO
  COMMON STOCK                                              (7,261)      (8,615)
                                                         ---------     --------
                                                         ---------     --------

  INCOME/(LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:

  Net income/(loss)                                      $   (0.53)    $  (0.65)
                                                         ---------     --------
                                                         ---------     --------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND COMMON SHARE EQUIVALENTS OUTSTANDING                13,687,977   13,268,050
                                                        ----------   ----------
                                                        ----------   ----------

            See accompanying "Notes to Consolidated Financial Statements."

                       INCOMNET, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       NINE MONTHS ENDED SEPTEMBER 30,


                                                               1997      1996
                                                            --------- ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $ (7,207) $ (10,523)
    Depreciation and amortization                              2,524      3,222
    Write down of intangibles of RCI                                      8,000
                                                            ---------   --------
                                                              (4,683)       699
                                                             --------   --------

 CASH FLOWS FROM (INCREASE)/DECREASE IN OPERATING ASSETS:
    Accounts receivable                                       (5,777)      (372)
    Notes receivable - current                                  (122)       (67)
    Notes receivable - due from officers                        (571)       711
    Inventories                                                2,261     (1,101)
    Prepaid expenses and other&                                   (5)    (1,374)
    Notes receivable - long term                                   -        155
    Deposits and other                                        (1,481)       (20)
                                                             --------   --------
                                                              (5,695)    (2,068)
                                                             --------   --------

 CASH FLOWS FROM INCREASE/(DECREASE) IN OPERATING LIABILITIES
    Accounts payable                                            (149)     2,225
    Accrued expenses                                          (1,715)       869
    Deferred income                                             (850)       528
                                                             --------   --------
                                                              (2,714)     3,622
                                                             --------   --------
    Net cash flow from operations                            (13,092)     2,253
                                                             --------   --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of plant and equipment                        (3,725)    (5,159)
    Patents/intangible assets                                      -       (162)
    Investment in Lab Tech                                         -         66
    Goodwill from acquisition of GenSource                    (2,223)
    Liability in excess of assets                              3,600
    Goodwill from acquisition of NTC                               -        222
                                                             --------   --------
    Net cash flow from investing activities                   (2,348)    (5,033)
                                                             --------   --------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Notes payable - current                                        -      3,146
    Sale of common stock, net                                  8,651        436
    Preferred stock                                            1,343
    Notes payable - long term                                  4,391       (876)
    Other - net                                                   10         46
                                                             --------   --------
    Net cash flow from financing activities                   14,395      2,752
                                                             --------   --------

    Net increase/(decrease) in cash and equivalents        $  (1,045)    $  (28)
                                                             --------   --------
                                                             --------   --------

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


NET INCOME PER SHARE - Net income per common share is based on the weighted average number of common shares and common share equivalents for 1997 and 1996. In computing earnings per share, the net loss for the nine months ended September 30, 1997 has been increased by approximately $54,000, the dividends attributable to the Series A and B preferred stock.


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