Form 10-Q/A
period 1997-09-30
INCOMNET INC
filed 1998-02-05
CIK 353356

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

        See accompanying "Notes to Consolidated Financial Statements."

                           INCOMNET, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS  (CONT'D)



(DOLLARS IN THOUSANDS)                                             September 30,   December 31,
                                                                       1997            1996
                                                                       ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     14,597        $ 14,746
  Accrued expenses                                                      6,502           8,217
  Current portion of notes payable                                      5,994           3,918
  Deferred income                                                       3,190           4,040
                                                                     --------        --------
  Total current liabilities                                            30,283          30,921

Long-term liabilities
  Notes payable                                                         1,190           1,040
  Notes payable, GenSource                                              2,165              --
  Liabilities in excess of assets of RCI                                3,600              --

Shareholders' equity:
  Common stock, no par value; 20,000,000 shares
     authorized; 14,006,793 shares issued and outstanding
     at September 30, 1997 and 13,369,681 shares at
     December 31, 1996                                                 70,242          61,320
  Preferred stock, no par value; 100,000 shares authorized;
     3,909 issued and outstanding September 30, 1997 and
     2,355 shares issued and outstanding at
     December 31, 1996                                                  3,428           2,355
  Treasury stock                                                       (5,492)         (5,492)
  Accumulated deficit                                                 (56,765)        (49,557)
                                                                     --------        --------
     Total shareholders' equity                                        11,413           8,626
                                                                     --------        --------
     Total liabilities & shareholders' equity                        $ 48,652        $ 40,587
                                                                     --------        --------
                                                                     --------        --------

            See accompanying "Notes to Consolidated Financial Statements."

                        INCOMNET, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED SEPTEMBER 30,



(DOLLARS IN THOUSANDS)                                      1997        1996
                                                            ----        ----
SALES                                                     $ 33,318    $ 27,591
                                                          --------    --------

OPERATING COSTS & EXPENSES:
  Cost of sales                                             23,384      17,777
  General & administrative                                   6,730       8,254
  Depreciation & amortization                                  821         502
  Bad debt expense                                           1,600       1,292
  Other (income)/expense                                    11,238      10,676
                                                          --------    --------
  Total operating costs and expenses                        43,773      38,501
                                                          --------    --------
  Income/(loss) before income taxes and minority interest  (10,455)    (10,910)

INCOME TAX BENEFITS/(EXPENSE)                                  887        (866)
                                                          --------    --------
  Income/(loss) before minority interest                    (9,569)    (10,044)

MINORITY INTEREST                                              --          781

  Net income/(loss)                                       $ (9,569)   $ (9,263)
                                                          --------    --------
                                                          --------    --------
NET LOSS APPLICABLE
TO COMMON STOCK                                             (9,705)     (9,263)
                                                          --------    --------
                                                          --------    --------
INCOME/(LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:

  Net income/(loss)                                       $  (0.71)   $  (0.70)
                                                          --------    --------
                                                          --------    --------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING                    13,687,977  13,244,674
                                                        ----------  ----------
                                                        ----------  ----------

       See accompanying "Notes to Consolidated Financial Statements."

                           INCOMNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           NINE MONTHS ENDED SEPTEMBER 30,



(DOLLARS IN THOUSANDS)
                                                            1997         1996
                                                            ----         ----
SALES                                                    $  99,341     $ 77,296
                                                         ---------     --------

OPERATING COSTS & EXPENSES:
  Cost of sales                                             69,525       49,144
  General & administrative                                  20,740       22,083
  Depreciation & amortization                                2,218        1,396
  Bad debt expense                                           3,448        3,829
  Other (income)/expense                                    11,297       12,046
                                                         ---------     --------
  Total operating costs and expenses                       107,228       88,498
                                                         ---------     --------
  Income/(loss) before income taxes and minority interest   (7,886)     (11,202)

INCOME TAX BENEFITS/(EXPENSE)                                  679         (679)
                                                         ---------     --------
  Income/(loss) before minority interest                    (7,207)     (10,523)

MINORITY INTEREST                                               --        1,908
                                                         ---------     --------
  Net income/(loss)                                      $  (7,207)    $ (8,615)
                                                         ---------     --------
                                                         ---------     --------
  NET LOSS APPLICABLE TO
  COMMON STOCK                                              (7,351)      (8,615)
                                                         ---------     --------
                                                         ---------     --------

  INCOME/(LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS:

  Net income/(loss)                                      $   (0.54)    $  (0.65)
                                                         ---------     --------
                                                         ---------     --------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND COMMON SHARE EQUIVALENTS OUTSTANDING                13,687,977   13,268,050
                                                        ----------   ----------
                                                        ----------   ----------


            See accompanying "Notes to Consolidated Financial Statements."

                       INCOMNET, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       NINE MONTHS ENDED SEPTEMBER 30,


                                                               1997      1996
                                                            --------- ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $ (7,207) $ (10,523)
    Depreciation and amortization                              2,524      3,222
    Write down of intangibles of RCI                                      8,000
                                                            ---------   --------
                                                              (4,683)       699
                                                             --------   --------

 CASH FLOWS FROM (INCREASE)/DECREASE IN OPERATING ASSETS:
    Accounts receivable                                       (7,116)      (372)
    Notes receivable - current                                  (122)       (67)
    Notes receivable - due from officers                        (571)       711
    Inventories                                                 (188)    (1,101)
    Prepaid expenses and other&                                 (250)    (1,374)
    Notes receivable - long term                                   -        155
    Deposits and other                                        (1,481)       (20)
                                                             --------   --------
                                                              (9,728)    (2,068)
                                                             --------   --------

 CASH FLOWS FROM INCREASE/(DECREASE) IN OPERATING LIABILITIES
    Accounts payable                                           2,507      2,225
    Accrued expenses                                            (703)       869
    Deferred income                                             (850)       528
                                                             --------   --------
                                                                 954      3,622
                                                             --------   --------
    Net cash flow from operations                            (13,457)     2,253
                                                             --------   --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of plant and equipment                        (4,613)    (5,159)
    Patents/intangible assets                                 (1,241)      (162)
    Investment in Lab Tech                                       (35)        66
    Goodwill from acquisition of GenSource                      (250)
    Liability in excess of assets                              2,449
    Goodwill from acquisition of NTC                               -        222
                                                             --------   --------
    Net cash flow from investing activities                   (3,690)    (5,033)
                                                             --------   --------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Notes payable - current                                        -      3,146
    Sale of common stock, net                                  8,651        436
    Preferred stock                                            1,343
    Notes payable - long term                                  6,098       (876)
    Other - net                                                   10         46
                                                             --------   --------
    Net cash flow from financing activities                   16,102      2,752
                                                             --------   --------

    Net increase/(decrease) in cash and equivalents        $  (1,045)    $  (28)
                                                             --------   --------
                                                             --------   --------

 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
 The Company purchased all of the capital stock
  of GenSource for $1,923
  In conjunction with the acquisition, non
   cash consideration was paid and liabilities
   were assumed as follows:
     Notes payable issued to GenSource shareholders        $   1,638
     Excess of liabilities over assets at closing                300

 SUPPLEMENTAL DISCLOSURE
 The Company recorded the following in connection with
  the change in the method of accounting of RCI from
  the consolidated to equity method
    Accounts receivable                                    $  (1,139)
    Inventory                                                 (2,449)
    Prepaid expenses and other                                  (245)
    Property and equipment - net                                (888)
    Intangible assets                                         (1,241)
    Other assets                                                 (35)
    Accounts payable                                           2,656
    Accrued expenses                                             862
    Notes payable                                              3,630
    Cash received from RCI private placement                   2,449
                                                           ---------
    Liability in excess of asset                            $  3,600
                                                           ---------
                                                           ---------



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



SERIES B PREFERRED STOCK - In connection with the sale of the Series B preferred stock in July 1997, a portion of the proceeds has been allocated to a beneficial conversion feature, which is the right of the preferred shareholder to convert the securities into common stock after the earlier of 120 days after the date of issuance or the date the securities are registered. Accordingly, the difference between the conversion price and fair value of stock into which it is convertible, equal to $360,000, has been allocated to common stock. This amount is recognized as a dividend to the preferred shareholders over the minimum period in which the shareholders can realize that return, and net loss applicable to common stock has been increased in calculating loss per share.


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

NET INCOME PER SHARE - Net income per common share is based on the weighted average number of common shares and common share equivalents for 1997 and 1996. In computing earnings per share, the net loss for the nine months ended September 30, 1997 has been increased by the dividends attributable to the Series A and B preferred stock.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS:

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.1              Amendment to Employment Agreement Between Incomnet and
                  Melvyn Reznick, dated June 8, 1997, filed on Nov. 13, 1997.

10.2              Employment Agreement Between Incomnet and Stephen A.
                  Caswell, dated June 8, 1997, filed on Nov. 13, 1997.

10.3 Employment Agreement Between NTC and Edward R. Jacobs, dated July 25, 1997, filed on Nov. 13, 1997.


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

INCOMNET, INC.


Date: February 5, 1998      /s/ MELVYN REZNICK
                            --------------------------
                            Melvyn Reznick
                            President, CEO & CFO