Form 10-K
period 1997-12-31
INCOMNET INC
filed 1998-04-15
CIK 353356

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NO. 0-12386

INCOMNET, INC.

     A California                                      IRS Employer No.
     Corporation                                           95-2871296

21031 Ventura Blvd., Suite 1100
Woodland Hills, California 91364
Telephone no. (818) 887-3400

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:......None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:......Common
Stock, No Par Value

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

Aggregate market value of voting common stock held by
non-affiliates of the registrant (based upon the average
of the closing bid and ask prices of $0.56 and $0.53,
respectively, as reported by the NASDAQ System on
April 9, 1998)                                                     $ 7,906,871

Number of shares of registrant's common stock outstanding as
of  April 9, 1998                                                   14,508,021

DOCUMENTS INCORPORATED BY REFERENCE:


TABLE OF CONTENTS                                                                                PAGE
-----------------                                                                                ----
INTRODUCTORY NOTE                                                                                  5

PART I
     ITEM 1 - BUSINESS
          General                                                                                  5
               Telephone Services                                                                  5
               Computer Software                                                                   5
               Optical Systems                                                                     6
          National Telephone & Communications, Inc. (NTC)                                          6
               Products                                                                            6
               Network Marketing Program                                                           6
               Disclosure of Independent Representative Organizations
                          Related to NTC Executives                                                7
               WorldCom Contract                                                                   7
               Reincorporation of NTC in Delaware                                                  7
               Management Incentive Agreement                                                      7
          Agreement to Sell National Telephone & Communications, Inc. (NTC)                        8
               NTC Assets To be Sold                                                               8
               NTC and Company Liabilities To be Assumed                                           8
               Purchase Price For Assets                                                           8
               Purchase Price Adjustment                                                           8
               Escrow                                                                              8
               Pre-Closing Discussions and Breakup Fee                                             8
               Buyer's Capitalization                                                              9
               Pre-Closing Consultation                                                            9
               NTC's Conditions to Closing                                                         9
               Buyer's Conditions to Closing                                                       9
               Termination                                                                         9
               Covenant Not to Compete                                                             9
               Indemnification                                                                     9
               Shareholder Agreement                                                               9
               Letter of Credit                                                                    9
               PUC Consents                                                                        9
               Stop Loss Condition to Closing                                                     10
               Board Representation                                                               10
          GenSource Corporation                                                                   10
               General                                                                            10
               Change of Name                                                                     10
               Terms of Acquisition                                                               10
               Market for GenSource's Products and Services                                       11
               GenSource's Product Line                                                           11
          Rapid Cast, Inc. (RCI)                                                                  12
               General                                                                            12
               The Production and Dispensing of Prescription Eyeglass Lenses                      12
               The Fast Cast LenSystem                                                            12
               Marketing and Pricing Strategy                                                     12
               Manufacturing Strategy                                                             12
               Patents and Proprietary Rights                                                     13
               Governmental Regulation                                                            13
          Sale of AutoNETWORK Operations                                                          13
          Conveyance of Series A 2% Convertible Preferred Stock and Issuance of
               Series B 6% Convertible Preferred Stock                                            13
               Conveyance of Series A 2% Convertible Preferred Stock                              13
               Issuance of Series B 6% Convertible Preferred Stock                                14
               Voting                                                                             14
               Dividend                                                                           14
               Liquidation Preference                                                             14
               Conversion                                                                         14


TABLE OF CONTENTS                                                                                PAGE
-----------------                                                                                ----
               Redemption                                                                         15
               Registration Rights                                                                15
               Antidilution Provision                                                             15
               Restrictive Covenants                                                              15
               Issuance of $185,000 Convertible Debenture                                         15
          Employees, Officers and Directors                                                       15
               Employees                                                                          15
               Directors and Officers                                                             15
               Appointment of New Directors by the Company                                        16
               Appointment of Committee Members                                                   17
     ITEM 2 - Properties                                                                          17
     Item 3 - Legal Proceedings                                                                   18
          Securities and Exchange Commission Investigation                                        18
          Class Action and Related Lawsuits                                                       18
          Lawsuit Against Sam D. Schwartz                                                         19
          Complaint For Arbitration Against National Telephone & Communications
               (NTC) and Incomnet, Inc.                                                           20
          Settlement of Civil Consumer Protection Lawsuit With The State of California            20
          Settlement of Stevens Lawsuit                                                           20
          Settlement of the Atlanta Lawsuit                                                       20
          Settlement of the Section 16 (b) Lawsuit                                                21
          Settlement of Legal Action Against Prior Representatives                                21
          Potential Lawsuits                                                                      21
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 22

PART II
     ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               SHAREHOLDER MATTERS                                                                22
          Market Information                                                                      22
          Dividends                                                                               22
     ITEM 6 - SELECTED FINANCIAL DATA                                                             22
     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                23
          Overview                                                                                23
          Liquidity and Capital Resources                                                         23
          Results of Operations                                                                   24
     ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                         26
     ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                                                26

PART III
     ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS OF THE REGISTRANT                                                          26
     ITEM 11 - EXECUTIVE COMPENSATION                                                             26
     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                                     26
     ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                     26

PART IV
     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K                                                                           27
          Index to Financial Statements                                                           27
          Index to Exhibits                                                                       27
          Signatures                                                                              31
          Report of Independent Auditors                                                          32
          Consolidated Balance Sheet                                                              33
          Consolidated Statement of Operations                                                    34
          Consolidated Statement of Cash Flows                                                    35
          Consolidated Statement of Shareholders' Equity                                          37
          Notes to Consolidated Financial Statements                                              38


TABLE OF CONTENTS                                                                                PAGE
-----------------                                                                                ----

               Note 1 - Summary of Significant Accounting Policies                                37
               Note 2 - Funding of Marketing Commissions and
                              Deferred Income                                                     40
               Note 3 - Related Party Transactions                                                40
               Note 4 - Property, Plant and Equipment                                             40
               Note 5 - Patent Rights from Acquisition of RCI                                     41
               Note 6 - Investments, Notes Receivable and Other Assets                            41
               Note 7 - Notes Payable                                                             41
               Note 8 - Income Taxes                                                              43
               Note 9 - Shareholders' Equity                                                      44
               Note 10 - Commitments, Contingencies and Other                                     45
               Note 11 - Network Marketing Costs                                                  47
               Note 12 - Compensation of Independent Sales
                                 Representatives                                                  47
               Note 13 - Subsequent Events                                                        47
               Note 14 - Change in Accounting                                                     48
               Note 15 - Segment Information                                                      48
          Exhibit 21 - Subsidiaries of the Registrant
          Exhibit 27 - Financial Data Schedule

                              INTRODUCTORY NOTE

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company and its subsidiaries, please be advised that the Company and its subsidiaries' actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company or its subsidiaries, disadvantageous currency exchange rates, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, including the pending class action and related lawsuits and SEC investigation, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its subsidiaries and businesses, adverse publicity and news coverage, inability to carry out marketing and sales plans, challenges to the Company's patents, loss or retirement of key executives, loss of independent sales representatives, changes in interest rates, inflationary factors, default on indebtedness and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM 1.  BUSINESS

GENERAL:

Incomnet, Inc. (the "Company") was incorporated under the laws of the State of California on January 31, 1974. The Company is engaged in the following businesses:

TELEPHONE SERVICES- The Company, through its wholly-owned subsidiary, National Telephone & Communications,-Registered Trademark- Inc. (NTC), markets long distance telecommunications services to commercial and residential customers in the United States. Service is provided by procuring long distance telecommunications transmission services from long distance communication carriers at high volume wholesale rates and reselling those services at retail rates. NTC uses a network marketing program of independent representatives to sell its telecommunications-related services to retail customers. The growth in NTC's telecommunications-related revenues is directly tied to its network marketing program. NTC's independent representatives typically pay an annual fee for certain materials, training and services from NTC which are used by the independent representatives to sell new retail customers and enroll other representatives in the NTC program. NTC pays the independent representatives a residual monthly commission on the telecommunications revenue. In addition, the network marketing program pays various bonuses and overrides when and if representatives obtain a minimum number of new telephone customers within a specific 30 to 60 day period. This program has been designed to bring NTC new retail telephone customers even if little or no growth occurs in the marketing program revenues. The new telecommunications revenues generally lag the new marketing program revenues by one to three months. Sales from this segment accounted for 96.8% of the Company's total 1997 sales. In April 1998, the Company announced that it had reached an agreement to sell substantially all of the assets of NTC to NTC Acquisition, Inc., a newly-formed, unaffiliated corporation sponsored by Minneapolis, Minnesota-based John R. Dennis and Sire Capital Partners
[see "Item 1. Business. Sale of National Telephone & Communications, Inc."].

COMPUTER SOFTWARE - The Company, through its 100%-owned subsidiary, GenSource Corporation ("GenSource"), designs, develops and markets computer software used for insurance-related claims administration, including workers' compensation, non-occupational disability, property & casualty and general medical. GenSource's software is used by organizations that self-insure their various lines of coverage. Such organizations include large corporations, state and city government agencies, insurance companies and third-party administrators, who provide claims administration services to self-insured organizations. GenSource was acquired by the Company in May 1997 under the name of California Interactive Computing, Inc. (CIC). In September 1997, CIC's name was changed to GenSource Corporation. Sales from this segment accounted for 1.4% of the Company's total 1997 sales.

OPTICAL SYSTEMS- The Company, through its 29%-owned subsidiary (22% owned on a fully-diluted basis) Rapid Cast, Inc. (RCI), acquired in February 1995, manufactures and markets the FastCast-TM-LenSystem that allows retail optical stores and wholesale optical lens manufacturing laboratories to produce single vision, flat-top bifocal and progressive bifocal lenses on demand, in approximately 30 minutes. The FastCast-TM- LenSystem uses a series of high-accuracy prescription glass molds that are filled with a proprietary liquid monomer (plastic). When exposed to ultraviolet light within the system's curing chamber, the monomer undergoes a chemical reaction that rapidly "cures" or hardens the lens. Because the Company accounts for its investment in RCI using the equity method, RCI's operating results are not included in the accompanying financial statements.

NATIONAL TELEPHONE & COMMUNICATIONS, INC. (NTC):

PRODUCTS - NTC is an inter-exchange carrier and reseller of long distance telephone services to residential and small business customers throughout the United States. NTC's primary product is its Dial-1 Telephone Service. Its other long distance telephone products are 800-Number services and prepaid and debit calling card services.

In order to provide these products, NTC generally contracts to purchase long distance telephone time from national carriers at wholesale rates based upon high volume usage. NTC then resells this time to its customers at its own discounted retail rates which are generally 10% to 30% or more below AT&T's published, tariffed basic rates. NTC's Dial-1 Service is transparent to its customers once a customer's long distance service has been converted to NTC. NTC's calling card products operate similarly to the calling card products offered by the major carriers. NTC's customers pay for their long distance calling usage either through direct billing from NTC, through billing from the customer's local exchange carrier ("LEC"), through direct billing by NTC of the customer's major credit card, or by prepaying for long distance time in the case of certain NTC calling card products. In certain states, NTC has a billing and collection agreement with an unaffiliated company which bills customers' long distance calls through the local telephone company. Commencing in the second quarter of 1996, NTC increased its use of LECs to bill and collect telephone service accounts receivable. The increase in the use of LECs has increased the amount of time that it takes for NTC to receive payment on its accounts receivable. NTC has recently decided to reemphasize direct billing and to cease referring new customers to LEC billing.

NETWORK MARKETING PROGRAM - NTC markets its products on a nationwide basis through a multi-level, network marketing program of independent sales representatives. NTC authorizes and trains the independent representatives to resell its services to residential and small business customers, and allows the individual representatives to build up their own "downline" sales force of other independent representatives. NTC currently has approximately 38,000 independent representatives in its network marketing program. Once an independent representative has signed up a long distance telephone customer on one or more of NTC's services/products, the customer becomes an NTC customer. NTC takes over the servicing and billing of the customers as well as the collection of monies owed by the customers for their use of the NTC telephone services/products. NTC pays each independent representative a commission on the telephone usage monies billed to those retail telephone customers who are directly sourced by that representative. NTC also pays override commissions to each independent representative on the monies billed to those telephone customers sourced by the representative's downline as well as a bonus percentage of all telephone monies billed by NTC from the retail telephone customers collectively sourced by all independent representatives, if certain minimums of retail telephone business are personally achieved by the representative. In addition, NTC pays sales quota bonuses to independent representatives for assisting other representatives to obtain certain minimum quotas of new retail long distance telephone business. NTC does not pay any monies to independent representatives simply for recruiting other representatives into NTC's network marketing program. NTC generally maintains communications with its independent representatives through (1) NTC's proprietary communications systems, (2) NTC's internal personnel dedicated to the support of the independent representatives, (3) various NTC manuals, newsletters and other publications that are periodically and continually sent to the independent representatives, (4) NTC's network of senior independent representatives, and (5) various training programs offered by NTC and its senior independent representatives throughout the United States.

NTC believes it is in compliance with all State and Federal regulations governing multi-level marketing companies. However, to ensure the Company has objective and knowledgeable outside legal opinion in this area, NTC has formed a Regulatory Compliance Committee consisting of four former States Attorney General that periodically reviews NTC's marketing programs for such compliance.

On October 28, 1997, NTC reached a settlement of a civil consumer protection lawsuit with the State of California in which NTC agreed to pay costs and penalties of $1,250,600 and to institute safeguards associated with preventing switching long distance phone service without the permission of customers. On February 4, 1998, the California Public Utilities Commission
(CPUC) approved the settlement of an administrative action in which NTC agreed to pay $350,000 to the CPUC for customer restitution, educational brochures and investigative costs. In recent months, NTC has experienced a substantial decline in the number of its independent sales representatives, customers and revenues. The decline may be attributable in part to the terms of its settlement with the CPUC, which imposes significant new customer verification procedures and requirements on NTC. The Company is also conducting an audit of the NTC commission accounts for independent sales representatives to ascertain if there have been any improper payments.
[see "Item 3. Legal Proceedings - Settlement of Civil Consumer Protection With The State of California".]

DISCLOSURE OF INDEPENDENT REPRESENTATIVE ORGANIZATIONS RELATED TO NTC EXECUTIVES - In order to eliminate potential conflicts of interest, at the end of 1992, NTC implemented its current policy that no senior, decision-making NTC executive or officer may have a downline organization of independent representatives involved with the selling of NTC's long distance telephone services and/or marketing programs ("Executive Downlines"). Violation of this policy subjects such an NTC officer/executive to immediate termination and forfeiture of all past and future commissions from such disallowed Executive Downlines. To the best of the Company's knowledge, none of NTC's senior officers/executives have an Executive Downline. In addition, NTC's current policy requires full disclosure by all senior NTC officers and executives of any NTC downline organizations headed by an immediate family member of such senior officer or executive as well as disclosure of the personal involvement of an immediate family member in the sale of NTC's long distance telephone services to retail customers ("Immediate Family Customers/Downlines"). To the best of the Company's knowledge, none of NTC's senior officers or executives have Immediate Family Customers/Downlines. The Company is currently conducting an audit to determine whether there are any Immediate Family Customers/Downlines of which it is not aware or which are, or were, violations of NTC policy.

WORLDCOM CONTRACT - In September 1995, NTC entered into a new carrier contract with WorldCom, Inc. of Tulsa, Oklahoma, formerly Wiltel, Inc., covering a potential volume purchase of $600 million of long distance telephone time over a five year period commencing in November 1995.
Effective February 1996, NTC entered into a revised multiple-year $1.0 billion contract with WorldCom, Inc., which has a fixed term expiring January 2002. On May 12, 1997, NTC entered into an amendment to the contract under which the minimum purchase requirement was increased to $1.1 billion and the contract was extended through February 2003. As in the prior carrier contract with WorldCom, Inc., NTC has committed to purchase the designated volume of telephone time in accordance with a schedule over the term of the contract. NTC currently relies in part on the purchases of another unaffiliated long distance telephone service provider to meet its volume purchase requirements under the new contract. As of April 10, 1998, NTC was in default on its contract with WorldCom for approximately $2 million for services and also has a $4.3 million shortfall through February 28, 1998 on the take or pay provisions of the contract. NTC is in discussion with WorldCom, which has expressed a willingness to extend NTC relief from deficiency charges to the extent of NTC's overperformance. Pursuant to terms of the agreement to sell NTC, NTC and WorldCom have entered into an agreement under which WorldCom has deferred action on the default of the contract and has agreed to extend credit to NTC of up to $3 million that can be temporarily deducted from payments owing to WorldCom under terms of the carrier contract [see "Item 1. Business. Sale of National Telephone & Communications, Inc."]. As of April 10, 1998, NTC has deferred $2 million of payments to WorldCom under the contract and anticipates that it will use the remaining $1 million deferral.

REINCORPORATION OF NTC IN DELAWARE - Effective March 21, 1997, NTC, previously a Nevada corporation, reincorporated under the laws of the State of Delaware. Pursuant to its new Articles of Incorporation, NTC has authorized 100 million shares of common stock, par value $.01 per share, of which 10 million shares are issued and outstanding, all of which are held by Incomnet, Inc. and 1.5 million shares of preferred stock, none of which are issued or are outstanding.

MANAGEMENT INCENTIVE AGREEMENT - On January 28, 1997 the Company entered into an amended and restated management incentive agreement with NTC pursuant to which the Company agreed to spin-off 10% of the shares it owns in NTC, to establish stock option programs for the senior executives, employees and key independent sales representatives of NTC, and to vote its shares for NTC management's slate of director nominees. The new management incentive agreement entirely supersedes the incentive agreements entered into by the Company with NTC in February and November 1996. See "Item 5. Other Information - Agreement with NTC Management" in the Company's Form 10-Q for the quarter ended September 30, 1996. In November 1996 the Company also entered into settlement agreements with Edward Jacobs and Jerry Ballah (the former Executive Vice President and director of NTC, who, until Feburary 28, 1998, was also the Executive Director, Global Marketing of NTC's network marketing program as a consultant to NTC), pursuant to which mutual general releases were given. The Company agreed to assume certain debt obligations of Mr. Jacobs and Mr. Ballah to NTC, as well as to make a cash payment to them to cover their tax liabilities from the debt forgiveness. See "Item 5. Other Information - Settlement Agreement with NTC Directors" in the Company's Form 10-Q for the quarter ended September 30, 1996. While Mr. Jacobs and Mr. Ballah were released from certain of their debt obligations to NTC pursuant to the settlement, the Company has not made any payments to them with respect to the tax liabilities to date.

The amended and restated management incentive agreement essentially contains the same terms and conditions as the agreement entered into in November 1996, except as follows: The Company and NTC agree that the Company, as the owner of 100% of the total issued and outstanding stock of NTC, owns ten million shares of NTC. The three NTC stock option plans previously agreed to have been revised. The Company and NTC have now agreed that there will be three stock option plans and one convertible debt plan. In all of these plans, there were a total of 9,553,847 options and convertible debentures issued to acquire stock in NTC [see the Company's "Annual Report on Form 10-K for the fiscal year ended December 31, 1996"]. The exercise price of all stock options issued under the option plans will not be less than the fair market value of NTC common stock on the date of the grant, and the conversion price of the convertible debt issued under the convertible debt plan will not be less than the fair market value of NTC common stock on the date of the grant, and the conversion price of the convertible debt issued under the convertible debt plan will not be less than the fair market value of NTC common stock on the date of the issuance of the convertible debenture. As of April 10, 1998, no options have been exercised, and no convertible debt units have been converted into shares of NTC common stock.

On March 31, 1998, the Company entered into a definitive Asset Purchase Agreement to sell substantially all of the assets of NTC
[see "Item 1. Business - Sale of National Telephone & Communications, Inc.
(NTC)]". The effect of the sale, if the transaction is completed, will be to negate the entire Management Incentive Agreement with NTC, including the stock option plans. In addition, the potential buyer has agreed to assume all of the Company's and NTC's liabilities to Mr. Jacobs and Mr. Ballah, and a release of the Company and NTC by them is a condition of the closing. If the sale is not completed, the Management Incentive Agreement and the stock option plans will remain in effect.


AGREEMENT TO SELL NATIONAL TELEPHONE & COMMUNICATIONS, INC. (NTC):

On March 31, 1998, National Telephone & Communications, Inc. ("NTC"), a wholly owned subsidiary of Incomnet, Inc. (the "Company"), entered into a definitive Asset Purchase Agreement (the "Agreement") with NTC Acquisition, Inc., a newly formed unaffiliated buyer (the "Buyer"), pursuant to which NTC has agreed to sell substantially all of its assets to the Buyer, and the Buyer has agreed to assume certain liabilities of the Company, subject to the terms and conditions of the Agreement. The Buyer is controlled by John R. Dennis, an unaffiliated individual. In order for the sale of the assets to close, certain conditions must be satisfied. The following are the basic terms and conditions of the Agreement and its related exhibits:

NTC ASSETS TO BE SOLD - NTC has agreed to sell substantially all of its assets to the Buyer, except (i) shares of Page Prompt stock owned by NTC,
(ii) any claims that NTC may have against the Company or any of NTC's or the Company's officers or directors, in their capacity as officers and directors, and (iii) all tax loss carry forwards. The assets to be acquired include but are not limited to all tangible and intellectual property, leaseholds, leases, contract rights, cash, securities, accounts receivable, licenses and permits, and certain leasehold improvements.

NTC AND COMPANY LIABILITIES TO BE ASSUMED - The Buyer will assume only specified liabilities, including but not limited to (i) most of NTC's balance sheet liabilities, (ii) post-closing liabilities under all contracts that are part of the assigned assets, (iii) up to an aggregate of $10,000,000 of combined NTC debt to First Bank on its line of credit, and deferred payables to WorldCom Communications, Inc., (iv) NTC's obligations to Edward Jacobs and certain consultants to NTC, (v) excise tax liabilities, (vi) any obligation to Paine Webber in connection with the transaction, (vii) NTC employee and consultant severance obligations in excess of $50,000, (viii) obligations to NTC's independent sales representatives, (ix) any obligations in connection with the pending arbitration case against NTC brought by Paul Yao et al and
(x) the Company's obligations to Edward Jacobs and Jerry Ballah under existing settlement agreements between the Company and those individuals.

PURCHASE PRICE FOR ASSETS - The purchase price for the assets to be acquired is (i) $13,750,000 in cash, subject to adjustment, (ii) shares of the Buyer's common stock representing 16% of the outstanding shares of the Buyer's common stock on a fully diluted basis, and (iii) assumption of the liabilities described above by the Buyer. Pursuant to a separate Antidilution Agreement to be entered into by the Buyer and the Company, the Company's 16% ownership interest in the Buyer will not be reduced for the first 10% of new stock issued before or after the closing by the Buyer to the Buyer's officers, directors, employees or consultants, other than to John R. Dennis and his affiliates. In addition, NTC will have the right to purchase its pro rata portion of any new stock of the Buyer proposed to be issued to other controlling shareholders of the Buyer or their affiliates (i.e. pre-emptive rights), to enable NTC to have the opportunity to maintain its ownership percentage in the Buyer under such circumstances.

PURCHASE PRICE ADJUSTMENT - The cash portion of the purchase price will be adjusted, up or down, based upon whether the difference between NTC's current assets and current liabilities on the closing date is greater (a price increase) or less (a price decrease) than such difference was on November 30, 1997. NTC may elect not to close if the estimated adjustment amount (exclusive of amounts relating to undisclosed litigation) exceeds $3,000,000 (unless the Buyer agrees to limit the Adjustment Amount to $3,000,000).

ESCROW - NTC's shares of the Buyer's common stock representing 4% of the Buyer's outstanding common stock on the closing date, on a fully-diluted basis, will be placed in a six-month escrow as security for NTC's and the Company's indemnification obligations and for any negative purchase price adjustments. NTC and the Company may elect to settle any such claims in cash, rather than surrender shares of Buyer's common stock.

PRE-CLOSING DISCUSSIONS AND BREAKUP FEE - NTC and the Company may not solicit or provide information to other prospective buyers. NTC and the Company may, however, provide information to and negotiate with a third party which presents an unsolicited proposal if the failure to do so would be a breach of the fiduciary duty of the Board of Directors of the Company or NTC. NTC may also terminate the

Agreement to enter into a financially superior offer. If NTC terminates the Agreement because it receives a financially superior offer, the Buyer will be entitled to a $500,000 break-up fee if within six months NTC enters into another agreement to sell substantially all of its assets to another party.

BUYER'S CAPITALIZATION - The Buyer is a newly-formed shell corporation which has agreed to maintain a minimum capitalization of $500,000 of equity while certain of its covenants, representations and warranties under the Agreement are in effect.

PRE-CLOSING CONSULTATION - Through the closing, the Buyer may consult with, and provide recommendations to, NTC with respect to the conduct of NTC's business, but all authority for the conduct of NTC's business will remain fully vested in NTC's officers and directors, subject to additional controls and oversight rights of the Company set forth in a separate letter agreement between the Company and NTC, dated April 2, 1998. The Buyer will not be entitled to any compensation for its consulting services.

NTC'S CONDITIONS TO CLOSING - NTC's obligations are expressly conditioned on, among other things, (i) approval of the Agreement by the Company's shareholders, (ii) receipt of a fairness opinion, (iii) receipt of releases from James Quandt and Victor Streufert with respect to their employment agreements, (iv) receipt of releases with respect to the YAO litigation/arbitration, (v) receipt of releases from the lessors of the Hawaii and Irvine properties, equipment vendors, First Bank and WorldCom Communications, Inc., and (vi) receipt of releases from Edward Jacobs, Jerry Ballah and Christopher Mancuso.

BUYER'S CONDITIONS TO CLOSING - Buyer's obligations are expressly conditioned on, among other things, (i) execution of satisfactory employment agreements with James Quandt and Victor Streufert, (ii) receipt of releases with respect to the YAO litigation/arbitration, (iii) receipt of releases from Messrs. Jacobs, Ballah and Mancuso, (iv) receipt of consents from certain public utility commissions, and (v) the Buyer will have entered into definitive financing agreements with lenders to provide financing of not less than $40 million to permit Buyer to complete the purchase and to provide working capital for the business.

TERMINATION - The Agreement may be terminated (i) by mutual agreement, (ii) by Buyer or NTC as a result of material breach by the other (subject to a 30-day cure period), (iii) by NTC if it receives a financially superior offer prior to the closing, or (iv) by either party if the transaction does not close by June 30, 1998.

COVENANT NOT TO COMPETE - NTC and the Company will agree not to compete in any of NTC's businesses for five years after the closing.

INDEMNIFICATION - NTC and the Company will indemnify Buyer for breaches of representations, warranties and covenants (including with respect to nonassumed liabilities). Buyer will indemnify NTC and the Company for breaches of representations, warranties and covenants (including with respect to assumed liabilities). Indemnification obligations are subject to a $100,000 aggregate minimum. Indemnification obligations for breaches of representations are subject to a $2,500,000 limit. Indemnification obligations for covenant breaches (primarily assumed and nonassumed liabilities, as applicable) are not subject to a maximum limit. The Company's indemnification obligations for NTC's breaches of representations, warranties and covenants become effective only if (i) NTC liquidates and dissolves, (ii) NTC dividends or distributes a material portion of its assets to its shareholders(s), or (iii) NTC otherwise transfers without value a material portion of its assets.

SHAREHOLDERS AGREEMENT - At the closing, the Company and other shareholders of the Buyer will enter into a Shareholders Agreement. The Shareholders Agreement will provide for, among other things, (i) a limited pre-emptive right for NTC, as described above, (ii) a right of first refusal in favor of Buyer, (iii) drag-along rights in connection with the sale of Buyer by a majority interest of the shareholders, (iv) tag-along rights for NTC in connection with sales by certain other controlling shareholders of the Buyer and their affiliates, (v) registration rights for NTC (piggyback and PARI PASSU demand registration rights with certain other controlling shareholders), and (vi) limits on affiliate transactions by Buyer.

PUC CONSENTS - The Public Utility Commission consents that are conditions to closing are California, New York and Hawaii. Buyer will indemnify NTC from any losses it may incur from closing the transaction without consents from all jurisdictions that require such consent as long as consents are received from jurisdictions that represented 80% of NTC's 1997 revenues.

BOARD REPRESENTATION - NTC will have one representative on the Buyer's Board of Directors as long as its owns at least 10% of Buyer's equity. NTC's representative will be subject to reasonable approval by John R. Dennis.

There is no assurance regarding whether or when the transactions contemplated by the Agreement and its related documents will close. NTC is presently in technical default on certain covenants under its credit facility with First Bank, where the outstanding balance of the credit line was $8,241,000, as of April 10, 1998. The Company intends to call for a special meeting of the Company's shareholders to vote on whether to approve or disapprove the proposed Agreement. In order for the Agreement to be approved, the holders of more than 50% of the total issued and outstanding voting stock of the Company must vote in favor of approving the Agreement. The Company expects to circulate proxy statements to its shareholders in the near future describing the Agreement and related documents in greater detail, and soliciting the votes of its shareholders.

GENSOURCE CORPORATION:

GENERAL - On May 2, 1997, Incomnet, Inc. ("Company") acquired 88,370.5 shares representing 100% of the outstanding common stock of California Interactive Computing, Inc. ("CIC"), a private corporation headquartered in Valencia, California. CIC is engaged in the development and marketing of software that is used to process insurance-related claims, including workers compensation, non-occupational disability, general medical and property & casualty. Its software is leased to companies who provide their own insurance and claims administration, to insurance companies, and to third-party administrators who process claims for either self-insured companies or insurance companies. CIC was incorporated in 1977 in California and has provided software for claims processing for 20 years.

CHANGE OF NAME - On October 10, 1997, CIC changed its name to GenSource Corporation ("GenSource"). The name change reflects an enhanced identity for CIC, which was often perceived in the market as a regional company focused primarily on California. GenSource provides its computer software and related services to organizations on a nationwide basis and has customers in more than 15 states and in the Virgin Islands. The name change also reflects the trade name of GenSource's products, almost all of which begin with the moniker "Gen". These products include GenCOMP-TM-, GenMED-TM-, GenDIS-TM-, GenPAC-TM-, GenRISK-TM- and GenIRIS-TM-. GenCOMP, GenMED, GenDIS and GenPAC automate claims processing for workers' compensation, general medical, disability and property & casualty, respectively. In addition, GenSource also offers several computer and service-related products, including GenARS-TM-, which is an optical disk-based information storage and retrieval system, and GenSERVE-TM-, which is a maintenance and service program for on-going customers. While GenSource offers a variety of software modules across multiple lines of insurance, it is best known in the market for providing a comprehensive product for workers' compensation claims administration. More than 90% of its customer base has GenCOMP, its workers' compensation product, while about 50% have modules for multiple lines of coverage.

TERMS OF ACQUISITION - To acquire GenSource, the Company agreed to pay a total of $1,758,302 in cash, payable over a five year period of time. In addition, the Company agreed to assume the outstanding balance of $418,526 for outstanding loans to GenSource made by two of GenSource's former shareholders. The Company also signed an employment agreement for a period of two years with GenSource's former president and CEO, pursuant to which it will pay $10,000 per month in consideration for services as the Director of Strategic Planning for GenSource. The Company has also agreed to provide 10,000 and 20,000 stock options, respectively, in GenSource to two former shareholders when a stock incentive plan is established for GenSource's officers, directors, employees and key consultants.

At the close of the transaction on May 2, 1997, the Company paid a total of $249,818 to the former shareholders of GenSource, $84,818 of which was paid to acquire GenSource's stock and $165,000 of which was utilized to pay down loans to two former GenSource shareholders. The Company has signed promissory notes in the aggregate principal amount of $1,927,016 to four former shareholders of GenSource to repay the balance of the loans owed by GenSource ($253,527 as of April 10, 1998) and to pay the balance of the price to purchase their GenSource stock by the Company ($1,674,489 as of April 10, 1998). These notes bear interest at the rate of 8% per annum, beginning on May 2, 1998. The stock of GenSource purchased by the Company is held in an escrow account until the promissory notes issued by the Company to GenSource's former shareholders are repaid in full. The outstanding balances owed on these notes can be repaid at any time, which would lower the total amount of scheduled payments, including interest.

During the first year after the acquisition, the Company has agreed to pay $27,859 to one shareholder in 12 equal monthly payments of principal and interest. During the 13th - 24th month after the acquisition, the Company has contracted to pay a total of $591,175 of principal and interest, of which $369,136 is scheduled to be paid for the purchase of GenSource stock from four former shareholders and of which $222,039 is scheduled to pay down the outstanding loans owed by GenSource to two former shareholders. During the 25th - 36th month after the acquisition, the Company has contracted to pay a total of $559,662 of principal and interest, of which $514,662 is scheduled to be paid for the purchase of GenSource stock from four former GenSource shareholders and of which $45,000 is scheduled to pay off the remaining balance of the loans owed by GenSource to two former GenSource shareholders. During the 37th - 48th month after the acquisition, the Company is contracted to pay a total of $574,572 of principal and interest for the purchase of GenSource stock from four former shareholders. During the 49th - 60th month after the acquisition, the Company is contracted to pay a total of $514,662 of principal and interest for the purchase of GenSource stock from four former shareholders.

During the first year of the acquisition, GenSource's founders agreed not to have interest accrue on their notes because GenSource is developing a new line of software [see section entitled GENSOURCE'S PRODUCT LINE] that will require an investment by the Company. As of April 10, 1998, the Company has invested approximately $850,000 in GenSource to upgrade to new computing equipment and to develop new products.

MARKET FOR GENSOURCE'S PRODUCTS AND SERVICES: The overall insurance market encompasses a wide variety of products and services, including life, auto, property & casualty, medical, disability, workers' compensation and numerous specialty lines of coverage. Companies providing software into this market also have numerous market segments in which they may compete. GenSource is primarily focused on a vertical niche within the industry in which it provides software that is used to manage the claims administration process by organizations that are self-insured organizations which provide their own claims administration, and to organizations that provide third-party claims administration (TPAs) to self-insured organizations. GenSource also sells its products to insurance companies which provide comprehensive claims administration as part of an overall insurance package.

According to a survey performed by GenSource, there are more than 50,000 self-insured organizations that have more than 100 employees registered to provide insurance-related services in the United States, such as general medical and workers' compensation. An estimated 14,500 of these organizations are self-insured to provide workers' compensation insurance, according to the survey. These self-insured organizations include large public and private corporations, as well as numerous government organizations at city, county, state and national levels. In addition to self-insured organizations, there are more than 25,000 TPAs, which provide services either to self-insured companies or to insurance companies. Of these TPAs, according to GenSource's survey, in excess of 10,000 provide workers' compensation-related services to either self-insured companies or to insurance carriers. Finally, GenSource estimates that there are 5,000 insurance carriers which provide workers' compensation, group medical, non-occupational disability and property & casualty insurance.

GENSOURCE'S PRODUCT LINE: GenSource's products are distinguished in the market by their comprehensiveness and their ability to be integrated together. Because GenSource has provided workers' compensation software for more than 20 years, it is considered to have one of the most comprehensive workers' compensation claims administration products on the market. GenSource's products are also noted for their ability to integrate multiple lines of insurance coverage, which is not generally provided by other companies in the market. In March 1998, GenSource began shipping its GenDIS, non-occupational disability claims administration software product, which is integrated with GenCOMP and GenSource's other lines of coverage. GenSource expects that GenDIS will be well-received by the marketplace because of a similarity of needs in administering workers' compensation and non-occupational disability insurance lines of coverage. While early testing from initial users has produced positive results, there can be no assurance that GenDIS will perform as well technically as GenSource anticipates nor can there be assurance that GenDIS will perform in the marketplace as anticipated.

While GenSource's products are considered to be comprehensive in their scope, they were developed over the past 20 years using traditional, character-oriented, timesharing-based computer technology. During the past year, GenSource has been actively upgrading its line of software to operate in a modern client-server environment running under Microsoft Windows-TM-, which is a trademark of Microsoft Corporation. The first product from this development effort, GenCOMP for Windows-TM-, is expected to be ready for "beta" testing by customers beginning in May 1998 and to be shipped as a completed product beginning in October 1998. There can be no assurance that GenSource will meet its targeted shipment dates for either beta testing or for completion. There also can be no assurance that the product will be well-received in the market even if it does meet its anticipated dates for beta testing and completion.

RAPID CAST, INC. (RCI):

GENERAL - RCI is a Delaware corporation formed in February 1994 which acquired 100% of the outstanding capital stock of Q2100, Inc. ("Q2100") from Pearle, Inc., an unaffiliated subsidiary of Grand Metropolitan, Ltd., a United Kingdom conglomerate. Q2100 owns certain domestic and foreign patents and patent applications relating to a new technology, commonly known as Thick Film Radiation Cured Polymer Technology (the "Technology"), which enables retail optical stores and wholesale optical lens manufacturing laboratories to produce many prescription ophthalmic lenses on site at a cost generally lower than if they were purchased from third party manufacturers or distributors. RCI is marketing the Technology under the name Fast Cast-TM-LenSystem.

ACQUISITION OF RCI - In February 1995, the Company acquired 51% of the outstanding stock of RCI. In January 1997, affiliates of J. P. Morgan and First Boston invested $12 million in RCI by purchasing convertible preferred stock, reducing the Company's percentage ownership in RCI to approximately 40% (33% on a fully diluted basis). In September 1997, RCI made a rights offering to its existing shareholders, pursuant to which an additional $8 million was invested in RCI. The Company did not participate in the rights offering. As a result, the Company's percentage ownership of RCI has been reduced to approximately 29%, or 22% on a fully-diluted basis.

THE PRODUCTION AND DISPENSING OF PRESCRIPTION EYEGLASS LENSES - According to market research on the production of eyeglass lenses, approximately 77% of all conventional single vision and multifocal prescription eyeglass lenses are currently manufactured from glass or hard-resin plastic. According to Census93, during the years 1991 through 1993 hard-resin plastic was used in the manufacturing of approximately 82% of all prescription lenses made from conventional materials. Although there can be no assurance in this regard, RCI anticipates that the use of glass in manufacturing conventional lenses will decrease over time due to a variety of factors, including its relatively greater weight and inferior impact resistance.

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

THE FAST CAST LENSYSTEM - The LenSystem incorporates a new technology called Thick Film Radiation Cured Polymer Technology, which uses ultraviolet light instead of heat to initiate the chemical reaction that hardens the Fast Cast Liquid Monomer into a plastic lens. The FastCast LenSystem consists of three primary components: The Fast Cast Mold and Gasket Library, the Fast Cast Liquid Monomer (the "Monomer"), and the Fast Cast Ultraviolet Curing Unit (the "Curing Unit"). The Fast Cast Mold and Gasket Library is used to create the actual mold assembly from which a lens will be made. This mold is then filled with the Fast Cast Liquid Monomer, which is a chemically-inert, "thick film" liquid that hardens when subjected to ultraviolet light. The Curing Unit controls the chemical reaction that occurs when the Fast Cast Liquid Monomer is exposed to ultraviolet light, resulting in finished plastic eyeglass lenses. A lens produced by the LenSystem can be subjected to the application of various additional treatments (such as scratch resistant, anti-reflective and ultraviolet coatings) using the same materials and process now employed to apply such coatings to conventional plastic lenses.

In 1996, after a sufficient number of LenSystems had been in operation for several months, certain RCI customers, especially in the international market, experienced technical problems with the LenSystem, including the calibration of the molds, the generation of heat by the Curing Unit, and related problems. As a result, machine orders declined significantly while RCI worked on corrective measures. Today, RCI management believes that the design and functional problems have been corrected. There is no assurance, however, that the rate of machine orders received by RCI will stabilize or increase in the future.

MARKETING AND PRICING STRATEGY - RCI expects that initially the bulk of RCI's revenues will be derived from sales of equipment and that as the installed base of equipment stabilizes, an increasing share of revenues will be derived from Monomer sales. RCI is initially seeking to market the LenSystem principally to operators of retail optical stores and small to mid-sized wholesale lens manufacturing laboratories, both inside and outside the United States. Currently the sale price for a single LenSystem with one set of molds is approximately $37,000 for a smaller unit and $43,000 for a larger unit. Operators may be able to lease RCI equipment over a 60 month period. RCI expects that each purchaser or lessee of a LenSystem will at least initially use RCI's Fast Cast Liquid Monomer.

MANUFACTURING STRATEGY - RCI currently does not have the facilities or the experience to manufacture the components of the LenSystem and has no plans to develop its own manufacturing capabilities. RCI currently has such components manufactured through subcontractors.

PATENTS AND PROPRIETARY RIGHTS - In February 1995 RCI acquired all of the capital stock of Q2100 and thus all of Q2100's issued patents and patent applications that relate to the Technology. RCI is not aware that any party, in the United States or elsewhere, has challenged the validity or enforceability of the issued patents relating to the Technology, other than the patent dispute with Ronald D. Blum O.D., which was settled in January 1997. See "Item 3. Legal Proceedings - Settlement of Patent Infringement Lawsuit." No assurance can be given that the issued patents relating to the Technology will afford protection against competitors with similar technology, or that any of such patents will not be infringed, designed around by others or invalidated.

GOVERNMENTAL REGULATION - The lens produced by the LenSystem may be medical "devices" within the meaning of the Federal Food, Drug and Cosmetic Act (the "Food and Drug Act"), but management believes that the lenses may be marketed without pre-market notification, review, approval or clearance by the Federal Food and Drug Administration ("FDA"). Other requirements, principally those concerning impact resistance, good manufacturing practices, labeling and reporting of certain alleged adverse effects apply to RTC's business. Although the FDA may disagree, RCI also believes that the LenSystem is itself not a "medical device" under the Food and Drug Act. Certain state and local governmental authorities (such as the State of California) also regulate medical device manufacturers. Depending upon where LenSystem equipment is manufactured, RCI may be subject to such additional regulations. Although there can be no assurance in this regard, RCI does not anticipate that compliance with such governmental regulation will have an adverse effect upon its business.

SALE OF AUTONETWORK OPERATIONS:

On March 20, 1998, the Company sold its Auto Dismantler Network (known under the tradename "AutoNETWORK") to AutoSkill, Inc., a newly-formed corporation owned by Jeffrey Rubin of Rosslyn, NY and Robert Cohen of New York City, NY. The operations were sold for $1.3 million in cash, payable as follows:
$800,000 in cash was paid on the close of the transaction and a note for $500,000, bearing simple interest at the rate of 9% per annum was issued to the Company, payable in full on May 20, 1998. As part of the transaction, the Company repaid $42,500 of a note for $185,000 that is payable to Mr. Rubin and Mr. Cohen [see "Item 1. Business - Issuance of $185,000 Convertible Debenture."] The Company has agreed to repay the remaining balance of $142,500 on or before May 20, 1998, although the Company also has an option to delay payment of $100,000 of the note until July 31, 1998, provided that the Company secures the balance of the note with 300,000 shares of stock that the Company owns in its Rapid Cast, Inc. subsidiary.

AutoNETWORK links several hundred licensed automobile dismantlers in California, Nevada, Arizona, Utah, Oregon and Washington. AutoNETWORK is a monthly subscription service that auto dismantlers utilize to buy, sell and trade used parts that have been salvaged from automobiles damaged in traffic collisions.

CONVEYANCE OF SERIES A 2% CONVERTIBLE PREFERRED STOCK AND ISSUANCE OF SERIES B 6% CONVERTIBLE PREFERRED STOCK:

CONVEYANCE OF SERIES A 2% CONVERTIBLE PREFERRED STOCK - From September 20, 1996 to October 25, 1996, the Company sold 2,440 shares of Series A 2% Convertible Preferred Stock (the "Series A Stock") to 12 accredited private investors [see the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996]. The sale included an agreement that the Company would register the common stock issuable upon the conversion of the Series A Stock on a Form S-3 Registration Statement and included liquidated damages of 3% per month should the Registration Statement not be declared effective beginning 75 days after the funding was completed. The registration of such stock was delayed by the Securities and Exchange Commission, resulting in liquidated damage payment obligations being incurred by the Company to the holders of the Series A Stock.

On November 7, 1997, $1.7 million of the Series A Stock was purchased from four institutional investors, who were original purchasers of the Series A Stock, for $1.7 million by 12 individual accredited investors. These individuals all agreed to waive all registration rights and liquidated damage rights associated with the Series A Stock and agreed that they will convert their Series A Stock into shares of the Company's common stock subject to Rule 144 of the Securities Act of 1933, as amended. The Company paid total liquidated damages of $540,000 in cash to the four original purchasers of the Series A Stock conveyed to the new buyers. On November 3, 1997, three other individuals converted $225,000 of the Series A Stock (i.e. the original investment amount) into the Company's common stock, subject to Rule 144. These three individuals received liquidated damages of $67,500 paid in additional shares of common stock at a price of $3.00 per share.

As of April 10, 1998, a total of 1,428 shares of the Series A Stock had been converted to a total of 1,241,232 shares of common stock of the Company, including conversion of principal and the payment of dividends in shares. As of April 10, 1998, 937 shares of Series A Stock have yet to be converted. As of April 10, 1998, the Company owes approximately $45,000 in penalties to two Series A Stock holders who have not yet converted their stock and $35,000 in dividends penalties on the remaining balance of Series A Stock that has not yet been converted.

ISSUANCE OF SERIES B 6% CONVERTIBLE PREFERRED STOCK - In July 1997, the Company's Board of Directors approved the issuance of 2,990 shares of Series B 6% Convertible Preferred Stock (the "Series B Stock"), $1,000 per share. At that time, the Company raised $1.8 million by selling 1,834 shares of the authorized Series B Stock [see the Company's Report on Form 10-Q for the second quarter ending June 30, 1997 for a detailed description]. On November 4, 1997, the Company issued 600 additional shares of Series B Stock, raising an additional $600,000, less a cash fee of $60,000 to the individual who arranged the sale ( the same individual arranged the sale of the 1,834 shares of Series B Stock sold in July 1997). In connection with this new issuance of the Series B Stock, the Company also issued warrants to the individual to purchase 55,000 shares of the Company's common stock at an exercise price of $3.00 per share for a period of two years, an option to the individual to acquire an additional 125 shares of Series B Stock at 88% of the average bid price of the Company's common stock quoted on the five trading days immediately preceding the date of issuance of the additional Series B Stock, and the right for one year for the individual to provide the Company with an additional $200,000 in Series B Stock. The cash fee, warrants and options paid and issued, respectively to the individual were contingent upon the placement of $1.7 million of Series A Stock being sold by four original institutional purchasers who owned the Series Stock, to 12 new individuals who would waive all associated registration rights. On November 7, 1997, this contingency was met [see "Conveyance of Series A 2% Convertible Preferred Stock"].

On February 10, 1998, the shares of common stock underlying the Series B Stock was registered with the Securities and Exchange Commission on a Form S-3 Registration Statement. As of April 10, 1998, 370.7 shares of Series B Stock has been converted into a total of 643,987 shares of the Company's common stock and 2,063.3 shares of Series B Stock remain to be converted. As of April 10, 1998, the Company owes approximately $80,000 in dividends on the remaining balance of Series B Stock that has not yet been converted.

The basic terms and conditions of the Series B Stock are as follows:

VOTING -  The Series B Stock does not have voting rights.

DIVIDEND - The Series B Stock has a cumulative non-compounded annual dividend of 6% payable in cash or stock at the Company's option upon conversion of the Series B Stock into the Company's common stock, and prior to the payment of any dividends on the Company's common stock. No dividends may be declared or paid on the Series B Stock until all cumulative unpaid dividends have been declared and paid on the outstanding Series A Stock.

LIQUIDATION PREFERENCE - The Series B Stock has a liquidation preference of $1,000 per share plus all cumulative unpaid dividends, whether or not declared by the Company's Board of Directors. Upon any liquidation or change of control of the Company (i.e. transfer of more than 50% of its voting stock), the Preferred Stockholders are entitled to the second priority in payment from the Company's assets, before any payments are made on the Company's common stock, until the liquidation preference is paid in full. The Series B Stock is junior in preference to Series A Stock issued in October 1996 (see the Company's Annual Report of Form 10-K filed on April 15, 1997). No liquidation preference may be paid to the holders of the Series B Stock until the full liquidation preference has been paid to the holders of the outstanding Series A Stock.

CONVERSION - The Preferred Stockholders may convert each share of Series B Stock into the number of shares of the Company's common stock calculated as follows, at any time upon the earlier of (i) 120 days after the issuance of the Preferred Stock, or (ii) when the shares of common stock underlying the Preferred Stock are registered with the Securities and Exchange Commission. The conversion price (the "Conversion Price") for each share of Series B Stock is equal to the lesser of (a) 80% of the average bid price for the Company's common stock on the public trading market for the five trading days immediately preceding the conversion date, as specified by the Preferred Stockholder, or (b) the bid price of the Company's common stock on the funding date (i.e. the issuance date of the Preferred Stock). To calculate the number of shares of common stock issuable upon the conversion of the Preferred Stock, the Conversion Price is multiplied by a ratio, the numerator of which is the sum of 1,000 and the accrued but unpaid dividends, and the denominator of which is the Conversion Price. If for any reason a registration statement covering the shares of common stock issuable upon the conversion of the Preferred Stock is not in effect with the Securities and Exchange Commission at the time of a valid conversion by a Preferred Stockholder, then the Conversion Price is reduced by 3% per month for each of the first three months that the effectiveness of the registration is late, and thereafter the Company is obligated to pay a cash penalty equal to 3% of the investment per month. The Company has the right to cause a conversion of the Preferred Stock into common stock on the same terms at any time after one year after the Preferred

Stock is issued.

REDEMPTION - The Company has the right to redeem the Preferred Stock for its issuance price plus cumulative unpaid dividends if the Company's stock trades at a price which averages $2.00 per share or less for any period of five consecutive trading days after the Preferred Stock is issued.

REGISTRATION RIGHTS - Pursuant to a Registration Rights Agreement entered into by the Company with each purchaser of the Series B Stock, the Company is obligated to file a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the Preferred Stock within 30 days after the Preferred Stock is issued, and to have the registration statement declared effective within 120 days after it is filed. Failure to have the registration statement declared effective results in a penalty of 3% interest per month. The registration statement was declared effective on February 10, 1998, approximately 70 days late, which has resulted in a penalty of approximately $170,000 payable to the Series B Stockholders.

ANTIDILUTION PROVISION - The Certificate of Determination for the Series B Stock contains comprehensive provisions for adjustments to the Conversion Price and the conversion ratio of the Preferred Stock in the event of stock dividends, asset distributions, reorganizations, recapitalizations, mergers, stock splits or similar transactions by the Company, in order to protect the Preferred Stock from dilution as a result of such transactions.

RESTRICTIVE COVENANTS - During the first 90 days after the Series B Stock is issued, the Company is not permitted to issue any other securities, except in limited circumstances, including pursuant to the exercise of outstanding options or warrants or pursuant to existing settlement agreements, without first notifying the Preferred Stockholders and giving them a right of first refusal to purchase the securities themselves. While the Series B Stock is outstanding or until it is converted into common stock, the Company is not permitted to engage in certain transactions, such as the redemption or purchase of its own common stock (except in connection with the collection of Section 16(b) short-swing profits), without the prior consent of the Preferred Stockholders. Furthermore, the Company cannot take any action which would modify the rights of the Preferred Stockholders under the Certificate of Determination without the prior consent of the Preferred Stockholder being affected by the modification.

ISSUANCE OF $185,000 OF CONVERTIBLE DEBENTURES - On January 20, 1998, the Company issued Convertible Secured Debentures (collectively, the "Debentures") to three individuals in the aggregate principal amount of $185,000, bearing simple interest at the rate of 10% per annum and secured by a perfected security interest in the Company's AUTONETWORK assets. See "SELLING SECURITY HOLDERS." The Debentures are due and payable in full on or before April 30, 1998. At any time prior to the repayment of the Debentures, the Debenture holders have the right to convert the outstanding principal and interest balance of the Debentures into shares of the Company's common stock at a conversion ratio equal to the lesser of (i) $1.09 per share, or (ii) 80% of the average bid price for the Company's Common Stock on the public trading market for the five trading days immediately preceding the conversion date, as specified by the Debenture holder. The Company registered the shares issuable upon the conversion of the Debentures pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on February 10, 1998. In connection with the issuance of the Debentures, the Company also granted an aggregate of 18,000 warrants to purchase 18,000 shares of the Common Stock of the Company at an exercise price of $1.09 per share at any time until January 20, 2000. These warrants were granted to the Debenture holders on a pro rata basis. The Company also amended 105,000 of its outstanding warrants previously granted to affiliates of the Debenture holders in July and November 1997 by lowering the exercise price of 50,000 of the warrants from $5.26 per share to $3.50 per share, and by lowering the exercise price of 55,000 of the warrants from $3.00 per share to $2.00 per share [see "Item 1. Business - Conveyance of 2% Series A Convertible Preferred Stock and Issuance of 6% Convertible Preferred Stock"]. The Debenture holders have the right of first refusal to provide any additional financing to the Company until July 12, 1998.

On March 20, 1998, the Company sold its AutoNETWORK division to two of the Debenture holders. The Debenture is being paid off with the proceeds of the sale [see "Item 1. Business - Sale of AutoNETWORK Operations"].

EMPLOYEES, OFFICERS AND DIRECTORS:

EMPLOYEES - As of December 31, 1997, the Company, including its NTC and GenSource subsidiaries, employed 252 full-time people, consisting of 38 general and administrative, 42 marketing and sales, and 172 programming, operations and customer service personnel.

None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any slow-downs, strikes or work stoppages due to labor difficulties. The Company considers its employee relations to be satisfactory.

DIRECTORS AND OFFICERS - The Company has employment agreements with the
following officers: Melvyn Reznick,   Chairmen, President and Chief Executive
Officer of Incomnet; Stephen A. Caswell, Vice President and Corporate Secretary of Incomnet; Edward Jacobs, Chairman of NTC; James R. Quandt, President and Chief Executive Officer of NTC; and Victor Streufert, Senior Vice President and Chief Financial Officer of NTC.

Effective January 17, 1997, the Company entered into an Amendment to the Employment Agreement with Melvyn Reznick pursuant to which the term of Mr. Reznick's Employment Agreement was extended for two additional years, until November 30, 1999. On June 8, 1997, the Company's Board of Directors approved an extension of the employment agreement with Mr Reznick until the earlier of (i) June 30, 2002, or (ii) six months after the date that 100% of the Company's holdings of NTC stock are sold, conveyed or otherwise distributed but no sooner than December 31, 1999 ("Early Termination Date"). His base compensation is set at $20,833 per month. In the event of an improper termination of the agreement by the Company for any reason, Mr. Reznick is entitled (i) to be paid a lump sum amount equal to his annual salary during the remaining term of his agreement plus his annual salary for three additional years, plus accrued bonus, if any, (ii) to receive all of his benefits during such period, and (iii) to exercise all of his vested stock options at any time during the remaining term of the options. In the event of an early termination because of the disposition of 100% of the Company's NTC stock, then the Company has agreed to pay Mr. Reznick a lump sum amount equal to the sum of the annual compensation and accrued but unpaid bonus (if any, with respect to the bonus) which would be payable to him for one additional year after the Early Termination Date, but not beyond June 30, 2002, as well as receive his benefits during that period and exercise his vested stock options during the remaining term of the options.

Mr. Caswell's employment agreement has a term which expires on the earlier of
(i) December 31, 1999, or (ii) six months after the date that 100% of the Company's holdings of NTC stock are sold, conveyed or otherwise distributed. His base compensation is set at $9,583 per month. In the event of an improper termination of Mr. Caswell's employment agreement by the Company for any reason, Mr. Caswell is entitled (i) to be paid a lump sum amount equal to his annual salary during the remaining term of his agreement plus his annual salary for 15 additional months, (ii) to receive all of his benefits during that period, and (iii) to exercise all of his vested stock options at any time during the remaining term of the options. In the event of an early termination because of the disposition of 100% of the Company's NTC stock, then the Company has agreed to pay Mr. Caswell a lump sum amount equal to the sum of the annual compensation and accrued bonus (if any, with respect to the bonus) which would be payable to him for one additional year after the Early Termination Date, but not beyond December 31, 1999, as well as receive his benefits during the remaining term of the options. In addition, Mr. Caswell also will receive a severance of eight months salary if he is terminated after the employment agreement expires.

On January 6, 1997, NTC entered into an employment agreement with James R. Quandt for a period of three years pursuant to which Mr. Quandt is serving as NTC's President, and is a member of NTC's Board of Directors. On June 25, 1997, the agreement was amended and restated. In August 1997, Mr. Quandt was also named as Chief Executive Officer of NTC. The employment agreement contemplates that Mr. Quandt may be nominated to become the Chairman of the Board of Directors of NTC upon Mr. Jacobs' retirement from that position. Pursuant to the employment agreement, Mr. Quandt is entitled to the following compensation: (1) A base salary of $40,000 per month, (2) an incentive bonus equal to one and one-half (1.5%) of the quarterly net profit earned by NTC, provided that the quarterly net profit is at least $1,250,000, and the payment of the bonus does not cause the quarterly net profit of NTC to be less than $1,250,000, and NTC's pretax profit for the succeeding calendar quarter is reasonably expected to exceed the minimum quarterly net profit of $1,250,000, and (3) non-qualified stock options to purchase 600,000 shares of the common stock of NTC. In addition to the base salary, regular bonus and stock options, Mr. Quandt will earn a hiring bonus equal to $225,000, payable if NTC's quarterly net profits exceed $1,250,000, but in any event no later than December 31, 1997 with respect to $150,000 of the guaranteed hiring bonus, and the balance by no later than June 30, 1998. Under the employment agreement, Mr. Quandt is entitled to a severance payment of 24 months of his base compensation if his employment terminates prior to the agreement's termination date for a reason other than cause or because of a voluntary resignation by Mr. Quandt for "good cause", as defined in the employment agreement. Included in "good cause" is a material change in the ownership of Incomnet's common stock or Incomnet's or NTC's Board of Directors. Mr. Quandt has agreed not to compete with NTC during the term of his employment agreement and for a period of one year after the agreement terminates for any reason.

On November 1, 1996, NTC entered into an employment agreement with Victor C. Streufert for a period of three years pursuant to which Mr. Streufert is serving as Senior Vice President of Finance and Administration and Chief Financial Officer of NTC. On June 25, 1997, the agreement was amended and restated. Pursuant to the employment agreement, Mr. Streufert is entitled to the following compensation: (1) A base salary of $20,000 per month, (2) a minimum bonus in 1997 of $100,000 payable in quarterly installments, (3) an incentive bonus program no less than 50% of his annual salary based upon NTC achieving its annual profit plan and (4) non-qualified stock options to purchase 125,000 shares of the common stock of NTC. Under the employment agreement, Mr. Streufert is entitled to a severance payment of 24 months of his base compensation if his employment terminates prior to the agreement's termination date for a reason other than cause or because of a voluntary resignation by Mr. Streufert for "good cause", as defined in the employment agreement. Included in "good cause" is a material change in the ownership of Incomnet's common stock or Incomnet's or NTC's Board of Directors. Mr. Streufert has agreed not to compete with NTC during the term of his employment agreement and for a period of one year after the agreement terminates for any reason.

On October 30, 1997, NTC entered into an employment agreement with Edward R. Jacobs, whose previous employment agreement expired on June 30, 1997. Under the new agreement, Mr. Jacobs will receive a salary of $40,000 per month for a period of two years. Pursuant to terms of the settlement with the California Public Utilities Commission [see "Item 3. Legal Proceedings - Settlement of Civil Consumer Protection Lawsuit With The State of California], Mr. Jacobs is required to resign from NTC by June 30, 1998. As part of the sale of NTC, it is anticipated that Mr. Jacobs will sever his relationship with NTC. As such, one of the terms of the sale of NTC is a general release from Mr.
Jacobs stating that he has no outstanding claims against NTC or the Company [see "Item 1. Business - Agreement to Sell National Telephone & Communications, Inc. (NTC)"].

APPOINTMENT OF NEW DIRECTORS BY THE COMPANY - On January 20, 1997, the Company's Board of Directors appointed Dr. Howard Silverman to fill a vacancy and become a member of the Board of Directors. Since March 1996, Dr. Silverman has been consulting for various companies in the optical and financial areas, including Andrew, Alexander, Wise & Company in New York, and Rapid Cast, Inc. From August 1995 to March 1996, Dr. Silverman served as a

Vice President of Corporate Finance for Rickel & Associates, an investment banking firm. From 1991 until he joined Rickel & Associates in 1995, Dr. Silverman was an independent business consultant specializing in early stage and mid-size operating companies. From 1985 to 1991, Dr. Silverman was the founder and Chairman of the Board of Directors of Vision Sciences, Inc., a company that developed, manufactured and sold in-office lens casting systems, which enabled the optical retailer to cast his own finished plastic optical lenses. Dr. Silverman was a member of the Board of Directors and the director of business development for Staar Surgical Co., Inc., a publicly owned company, from 1984 to 1990. He was the co-founder and Chief Operating Officer of Hydro-Optics, Inc., a manufacturer of hydrophilic contact lens, from 1974 until 1984. Dr. Silverman has also been the Vice President and Chief Operating Officer of Diversified Health Industries, Inc. and the President and Chief Executive Officer of Precision Contact Lens, Inc. Dr. Silverman had a private optometric practice in New York City from 1968 to 1972, specializing in contact lenses. Dr. Silverman earned a Bachelor of Science in Chemical Engineering from the College of the City of New York in 1965 and a Doctor of Optometry form Illinois College of Optometry in 1968.

On August 13, 1997, the Company's Board of Directors amended the Company's By-laws to set the number of directors of the Company to be seven members. The Company's Board elected Richard M. Horowitz, Stanley C. Weinstein and David Wilstein to fill the vacancies on the Board.

Richard M. Horowitz has served as President of Management Brokers Insurance Agency (Beverly Hills, CA) since 1974. He also serves as Chairman of Leviathan Corporation, a computer sales, consulting and software company, and Chairman of Dial 800, Inc., a telecommunication company. Since 1990, he has been a member of the Board of Directors of Trio-Tech International, a company that produces environmental testing equipment. He has an MBA from Pepperdine University.

Stanley C. Weinstein is a co-founder and the Managing Shareholder of Weinstein Spira & Company, P.C. Certified Public Accountants, which was established in 1962 in Houston, TX. His expertise includes diverse business consulting, executive recruitment and compensation, and the development and utilization of marketing strategies. Mr. Weinstein attended Rutgers University and obtained a B.B.A. from Upsala College. He is a member of the American Institute of Certified Public Accountants (AICPA) and the Texas Society of Certified Public Accountants (TSCPA). On December 26, 1997, the Company's Board of Directors received and accepted the resignation of Stanley Weinstein who resigned for personal, business and family reasons. Mr. Weinstein has not yet been replaced.

David Wilstein is the President and Chairman of the Realtech Group, a real estate development and management firm in Los Angeles, CA, which he founded in 1968. He is also the Chairman of the Board of Aero Products Research, a company that develops plastic products and is a member of the Board of C. I. Systems, a company that develops electro-optical test equipment. Mr. Wilstein has a B.S. in civil-structural engineering from the University of Pittsburgh.

On December 15, 1997, the Company held its Annual Meeting of Shareholders. At the meeting, Rolf Lesem was elected as a new member to the Company's Board of Directors. Mr. Lesem was nominated to run for election by a stockholder of the Company prior to the Annual Meeting in accordance with the Bylaws of the Company. Albert Milstein, who was nominated by management for election to the Board and who had served as a Board member since November 15, 1995, resigned from the Board on December 15, 1997. At the Annual Meeting, the following members were elected to the Company's Board of Directors: Melvyn Reznick, Richard Horowitz, Rolf Lesem, Howard Silverman, Stanley Weinstein, David Wilstein and Nancy Zivitz.

APPOINTMENT OF COMMITTEE MEMBERS - The Board of Directors has created an Executive Committee, consisting of David Wilstein, Rolf Lesem and Melvyn Reznick.

ITEM 2.  PROPERTIES

The Company does not own any real estate. The Company leases approximately 6,224 square feet of office facilities at 21031 Ventura Boulevard, Suite 1100, Woodland Hills, California 91364. The Company has been obligated to make lease payments at the rate of $8,713 per month from May 1995 through July 1998.

The Company's subsidiary, NTC, currently leases approximately 64,000 square feet of office space in Irvine, California at a rate of approximately $66,000 per month. In April 1997, the Company entered into a new lease agreement on its primary facility in Irvine. The lease provides for an original, non-cancellable term of five years ending in April 2002 and seven 5-year extension periods at lease rates based on the Consumer Price Index.

In addition, in February 1997, NTC entered into a ten year lease for approximately 9,900 square feet of office space in Honolulu, Hawaii, with the lease expiring in 2007. The lease also provides for a termination option in 2002. The monthly payments on the lease in Honolulu, Hawaii commence at $36,698 per month in 1997 and 1998, and increase on a bi-annual basis through the term of the lease to $43,536 per month in 2006 and 2007.

The Company's GenSource subsidiary currently leases approximately 8,000 square feet of office space for its facilities in Valencia, CA, expiring on August 31, 1999. GenSource is obligated to make lease payments at the rate of $6,208 per month through March 31, 1999. Commencing on April 1, 1999 through the balance of the lease, the rate will be adjusted based upon the increase in the Consumer Price Index from September 1, 1997.

ITEM 3.  LEGAL PROCEEDINGS

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION:

In August 1994, the Company was notified by the Pacific Regional Office of the Securities and Exchange Commission that the Commission had initiated an informal inquiry of the Company. In September 1994 the Commission issued a formal order of private investigation. The Commission stated in its correspondence to the Company that the investigation "should not be construed as an adverse reflection on any person, entity or security, or as an indication by the Commission or its staff that any violation of law has occurred." In August and September 1994, the Company supplied copies of its books and records to the Commission, and the Company's present and prior independent certified public accounting firms submitted their working papers pursuant to the Commission's subpoena. In February 1995, the Company provided to the Commission pursuant to its subpoena additional documents associated with NTC's regulatory authorizations and with the Company's acquisition of a controlling interest in RCI.

On December 15, 1997, the Company submitted an Offer of Settlement to the Pacific Regional Office of the Securities and Exchange Commission (SEC) to resolve a proposed public administrative proceeding against the Company. Under terms of the Offer of Settlement, the Company, without admitting or denying any specific findings by the SEC or paying any civil penalties, will agree to an order to cease and desist from committing or causing any violations of Section 10 (b) and 13 (a) of the Exchange Act and Rules 10b-5, 12b-20, 13a-11 and 13a-13 thereunder. As of April 10, 1998, a final resolution with the SEC in Washington, D.C. has not been concluded.

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

On October 7, 1997, the Company reached a settlement of the lawsuit. The settlement, which is subject to court approval, consists of an agreement by the Company to pay $500,000 in cash plus securities with a value of $8.15 million for a total settlement value of $8.65 million. The securities consist of 1,500,000 shares of the Company's common stock, plus a number of warrants to be determined if the value of the common stock does not equal at least $8.15 million after the settlement is approved by the court. Because of the decline in the value of the Company's stock since July 1997 and because of the impending sale of NTC [see "Item 1. Business - Agreement to Sell
National Telephone & Communications, Inc. (NTC)"], there is serious doubt that the preliminary settlement would be approved by the court. As a result, the Company and the class plaintiffs have begun to renegotiate the proposed settlement. There is no assurance that a new settlement agreement will be made. Should the settlement not be approved and should the Company be unable to negotiate a new settlement with the class plaintiffs, the Company plans to vigorously defend the lawsuit. Should the lawsuit not be settled, the case is still in the discovery phase. There is no assurance that the case will not have a material adverse impact on the financial condition, operating results and business performance of the Company and its subsidiaries.

On July 22, 1997, the Company was named in a lawsuit, JAMES A. BELZ, ET AL VS. SAMUEL D. SCHWARTZ AND RITA SCHWARTZ, HUSBAND AND WIFE; STEPHEN A. CASWELL; JOEL W. GREENBERG; INCOMNET, INC., A CALIFORNIA CORPORATION; DAVID BODNER AND MURRAY HUBERFELD, in the United States District Court, District of Minnesota. The lawsuit was filed by 17 individuals who were allowed to opt out of the class action lawsuit to pursue a lawsuit on their own. The lawsuit alleges that Mr. Schwartz and the other defendants created a fraudulent scheme to drive up the price of the Company's stock in violation of federal securities law. The lawsuit alleges losses by the plaintiffs of approximately $1.5 million and seeks unspecified damages. This lawsuit is presently in the discovery phase. There is no assurance that the case will not have a material adverse impact on the financial condition, operating results and business performance of the Company and its subsidiaries.

The Company has been served with a complaint in the lawsuit entitled SILVA RUN WORLDWIDE LIMITED VS. INCOMNET, INC., SAM D. SCHWARTZ, BEAR STEARNS & CO., INC., LESLIE SOLMONSON, RONALD F. SEALE, MARINER RESERVE FUND, COMPANIA DI INVESTIMENTO ANTILLANO, COUTTS & CO. AG, SALVATORE M. FRANZELLA, PETER G. EMBIRICOS, AND JOS SCHUETZ, filed in the United States District Court for the Southern District of New York. The complaint states that the plaintiff was a purchaser of the Company's stock in July 1995. The complaint alleges that the Company and it's former Chairman, Sam D. Schwartz, violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and committed common law fraud, as a result of false and misleading statements made by the defendants and undisclosed trading in the Company's stock engaged in by Mr. Schwartz and his affiliate. The plaintiff also alleges that Mr. Schwartz and his affiliate owed a fiduciary duty to the plaintiff that was breached by their conduct. The complaint also alleges other causes of action against other unrelated defendants. The Company answered the complaint in November 1996 and moved to have it transferred to California. In March 1997, the claims relating to the Company and Sam Schwartz were ordered severed and transferred from the court in New York to the same court in California which is hearing the pending class action lawsuit. The Company is not yet aware of any discovery that has begun on this case. There is no assurance that the case will not have a material adverse impact on the financial condition, operating results and business performance of the Company and its subsidiaries.

In addition to the BELZ and SILVA RUN lawsuits, the Company has learned that in excess of 50 other investors have timely opted-out of the class action and some may commence their own lawsuits against the Company. No additional lawsuits from opt-out investors have been filed to date.

LAWSUIT AGAINST SAM D. SCHWARTZ:

On April 25, 1997, the Company filed a lawsuit against Sam D. Schwartz, its prior President and Chairman of the Board, alleging fraud, breach of fiduciary duty, negligence, and breach of contract, and seeking declaratory relief and the imposition of a constructive trust. The lawsuit was filed in the Superior Court of California in the County of Los Angeles. In the lawsuit, the Company alleges that Mr. Schwartz failed to disclose to the Company or its Board of Directors that he would obtain a direct financial benefit in connection with certain transactions considered and/or entered into by the Company during the period from 1993 to 1995. The Company further alleges that Mr. Schwartz fraudulently induced the Company to enter into a Severance Agreement between him and the Company on November 27, 1995, and that he breached his fiduciary duty to the Company by self dealing, acting in bad faith and concealing material facts. The Company seeks payment from Mr. Schwartz of the actual damages incurred by it as a result of Mr. Schwartz's conduct, as well as interest, punitive damages, attorney's fees and costs, and reimbursement of all payments previously made to Mr. Schwartz pursuant to the Severance Agreement. Furthermore, the Company seeks a declaratory order that Mr. Schwartz committed acts or omissions involving known misconduct, the absence of good faith, an improper personal benefit, a reckless disregard of his duties to the Company and its shareholders, an unexcused pattern of inattention, and a violation of Sections 310 and 316 of the California Corporations Code.

On June 24, 1997, Mr. Schwartz answered the Company's lawsuit against him denying the allegations and counterclaiming for (i) enforcement of any payments due under his Severance Agreement with the Company, (ii) indemnification against third party claims, and (iii) payment of the same settlement to him as was paid to the prior noteholders who purchased convertible notes from the Company on February 8, 1995 (Mr. Schwartz also purchased convertible notes from the Company on February 8, 1995), even though the Company's settlement with those prior noteholders was based on the misconduct of Mr. Schwartz. The Company intends to vigorously assert its claims against Mr. Schwartz, including possible contribution claims with respect to the Company's proposed settlement payments to the plaintiffs in the class action lawsuit, and to vigorously defend against Mr. Schwartz's counterclaims. The lawsuit against Mr. Schwartz has entered the discovery phase and there is no assurance regarding its outcome. There is no assurance that the case will not have a material adverse impact on the financial condition, operating results and business performance of the Company and its subsidiaries. See "Item 1. Legal Proceedings - INCOMNET, INC. VS. SAM D. SCHWARTZ" in the Company's Form 10-Q for the quarter ended March 31, 1997, and "Item 3. Legal Proceedings - Settlement with Prior Noteholders" in the Company's 1996 Form 10-K.

COMPLAINT FOR ARBITRATION AGAINST NATIONAL TELEPHONE & COMMUNICATIONS, INC.
(NTC) AND INCOMNET, INC.:

In December 1997, NTC was served with a complaint for arbitration by Paul
Yao, Dennis Wong and their affiliates, who are prior independent sales representatives of NTC. In the complaint, the plaintiffs are alleging breach of contract, discrimination and other causes of action against NTC. NTC has filed an answer to the complaint and has attempted to engage in settlement discussions with the plaintiffs' counsel. The case is currently in the discovery phase and no settlement agreement has been made to date. As part of the sale of NTC [see "Item 1. Business - Agreement to Sell National Telephone & Communications, Inc. (NTC)"], it is anticipated that this action will be resolved. However, there is no assurance regarding its outcome. One of the terms of the sale is that the participants in the complaint will sign releases expressing that the matter has been resolved to their satisfaction.

SETTLEMENT OF CIVIL CONSUMER PROTECTION LAWSUIT WITH THE STATE OF CALIFORNIA:

On October 28, 1997, the Company announced that its NTC subsidiary reached a settlement of a civil consumer protection lawsuit with the State of California. In the settlement, which NTC reached without admitting any wrongdoing, NTC agreed to a court order requiring it to implement policies to prevent the practice of switching customers' long distance telephone service without their permission or knowledge by its independent sales representives or employees, and agreed to pay $1,250,600 in costs and penalties. NTC also agreed to institute safeguards to prevent violations from occurring in the future. Among those safeguards, NTC agreed to wait 24 hours after the consumer agrees to switch his or her telephone company to NTC before calling the customer to confirm that the consumer really wants to switch to NTC. The lawsuit was brought through the California Attorney General's Office and the Orange County District Attorney Office. The California Public Utility Commission was the investigative agency. As part of a related administrative action, restitution to consumers was being sought by the Consumer Services Division of the California Public Utility Commission. On November 12, 1997, NTC reached a settlement with the staff of the California Public Utility Commission pursuant to which it agreed to pay to total of approximately $350,000 to the Commission for customer restitution, educational brochures and investigative costs. The terms of the settlement with the Commission require the resignation in 1998 of the officers and directors of NTC who were engaged prior to January 1, 1997. On February 4, 1998, the settlement was approved by the full California Public Utility Commission.

SETTLEMENT OF THE STEVENS LAWSUIT:

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

SETTLEMENT OF THE ATLANTA SUITS:

In February 1997, the Company entered into a settlement and release agreement with the plaintiffs in the lawsuits entitled HERBERT M. SCHWARTZ ET AL. VS. INCOMNET, INC., SAM D. SCHWARTZ AND KALIBER MANAGEMENT CORP. and BRENT ABRAHM ET AL. VS. INCOMNET, INC., SAM D. SCHWARTZ AND KALIBER MANAGEMENT CORP. pursuant to which the lawsuit against the Company were dismissed and an order was entered barring indemnification or contribution between the Company and Sam D. Schwartz. In consideration for the payment of $400,000 in cash and the issuance of a note in the principal amount of $400,000 to the plaintiffs, the plaintiffs released the Company from all claims and dismissed their lawsuits against the Company with prejudice. The $400,000 note was issued as of January 1, 1997 and bears interest at the rate of 12% per annum from January 1, 1997 to January 22, 1997, and 8% per annum thereafter until December 31, 1997, when the note was due and payable in full. The note was secured by a certificate of deposit in the amount of $415,000 purchased by the Company. The note was paid in full in January
1998 and the case was dismissed with prejudice.

SETTLEMENT OF THE SECTION 16(B) LAWSUIT:

In January 1996, the Company was served with a derivative shareholders lawsuit entitled RICHARD MORALES VS. INCOMNET, INC. AND SAM D. SCHWARTZ, 96 Civil 0225 in the United States District Court for the Southern District of New York, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, and demanding that the Company assert claims against Mr. Schwartz for the payment of short-swing profits plus interest. Mr. Schwartz has retained separate counsel for this action. In early July 1996, Mr. Schwartz deposited 800,000 shares of his Incomnet, Inc. Common Stock into a court-approved escrow account with the Company's New York counsel as security for his obligation to pay short swing profits. On February 21, 1997, the plaintiffs and Sam Schwartz entered into a stipulated settlement pursuant to which Mr. Schwartz agreed to pay $4,250,000 to the Company as full payment of his short swing profit
obligation to the Company.   On July 10, 1997, the United States District Court
for the Southern District of New York gave final approval to the settlement of the lawsuit. In the final settlement, Mr. Schwartz delivered to the Company 1,047,966 shares of the Company's common stock and $600,000 in cash. Under the agreement, the Company paid $626,450 in attorney's fees and expenses to the shareholder's counsel.

SETTLEMENT OF LEGAL ACTION AGAINST PRIOR REPRESENTATIVES:

On July 28, 1994, NTC filed a lawsuit against six prior independent marketing representatives who terminated their relationship with NTC on March 31, 1994. The lawsuit alleges that the defendants breached their agreements with NTC after terminating their representative status by (i) soliciting NTC's customers to leave NTC and sign up with a competitor, (ii) soliciting NTC's other independent marketing representatives to leave NTC and work for a competitor, (iii) misappropriating and failing to return the NTC customer and independent sales representative lists, (iv) disclosing NTC's customers, representatives and other trade secrets to a competitor and (v) willfully and maliciously conspiring to injure NTC's business in order to improve their own business. The causes of action against the defendants are breach of contract, misappropriation of trade secrets and intentional interference with NTC's economic relationships. NTC sought injunctive relief and is seeking monetary damages of at least $500,000, as well as punitive damages in an unspecified amount. On August 31, 1994, the court awarded NTC a temporary injunction against the defendants, enjoining them from disclosing or utilizing any of NTC's trade secrets, including its list of customers and independent sales representatives. A permanent injunction was subsequently denied by the court on the basis that NTC had failed to demonstrate irreparable harm. All of the defendants were located in Northern California. On August 30, 1994, the defendants filed a cross-complaint against NTC and the Company, claiming that NTC failed to meet its contractual obligations to the defendants and that actions taken by the defendants as a result were proper and legal. In the fourth quarter of 1997, NTC settled the lawsuit for an undisclosed amount, which did not materially impact the Company's financial statements, in consideration for a general release. The case has been dismissed with prejudice.

POTENTIAL LAWSUITS:

There is no assurance that claims similar to those asserted in the pending class action and related lawsuits, or other claims, will not be asserted against the Company by new parties in the future. In this regard, potential plaintiffs have from time to time asserted claims against the Company and its directors. Approximately 50 members of the class in the pending class action lawsuit against the Company have opted out of the class and may file separate lawsuits against the Company [see "Item 3. Legal Proceedings - Class Action and Related Lawsuits"]. If such claims are filed as legal complaints, the Company will seek to have them consolidated with other pending lawsuits, if appropriate, or will defend them separately.

On April 7, 1998, an existing shareholder of the Company, who owns approximately 5.7% of the outstanding stock of the Company filed a Schedule 13D with the Securities and Exchange Commission and, on April 9, 1998, also submitted a letter to the Board of Directors of the Company. The letter asked for an explanation of certain actions taken by the Company, including the Board's approval of the agreement to sell NTC [see Item 1. Business - Agreement to Sell National Telephone & Communications, Inc. (NTC)"].

There are also potential claims which may be asserted against the Company, but which have not been filed as complaints, by Edward Jacobs and Jerry Ballah for amounts owed to them pursuant to an agreement with the Company reached in November 1996 [see "Certain Relationships and Related Transactions - Settlement Agreement With NTC Directors in the Company's Proxy Statement, filed with the Securities and Exchange Commission on November 19, 1997"]. To date, no payment has been made on the settlement with Mr. Jacobs and Mr. Ballah. Payment of the settlement with Mr. Jacobs and Mr. Ballah is expected to be made as part of the agreement to sell NTC [see "Item 1. Business - Agreement to Sell National Telephone & Communications, Inc. (NTC)"]. Should the sale of NTC not be completed and should the Company not pay the settlement, the amount of the damages to be asserted by Mr. Jacobs and Mr. Ballah would be approximately $988,000 plus interest, and possibly consequential damages relating to the nonpayment of their tax liability, if applicable.

There also may be potential claims by prior or present independent sales representatives of NTC against NTC for alleged nonpayment of commissions or for the alleged improper allocation of commissions by NTC and NTC management responsible for such payments or allocations. There are also possible claims against NTC by a former consultant to NTC, who may assert claims against NTC for options or convertible debt units that were not provided under an alleged agreement with NTC.

From time to time, the Company is also involved in litigation arising from the ordinary course of business, the ultimate resolution of which may or may not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

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

YEAR ENDED DECEMBER 31, 1997:

             QUARTER                    HIGH            LOW      LAST SALE
             -------                    ----            ---      ---------
                4                     3 13/16          1 1/16      1 3/16
                3                      5 3/16         2 15/16       3 5/8
                2                       5 1/2         2 11/16       4 7/8
                1                      5 1/16         2 13/16       3 1/8

YEAR ENDED DECEMBER 31, 1996:

             QUARTER                    HIGH            LOW      LAST SALE
             -------                    ----            ---      ---------
                4                           5          2 7/8        2 31/32
                3                      5 5/16         4 3/16         4 5/16
                2                       6 1/4          4 3/8          4 3/4
                1                      6 3/16          4 3/8          5 3/8

On April 9, 1998, the last sales price per share of the Company's common stock, as reported by the NASDAQ Small-Cap Market, was $0.56.

On April 9, 1998, the Company's 14,508,021 shares of common stock outstanding were held by approximately 6,000 shareholders, including shareholders of record and shareholders whose stock is held in street name.

On April 3, 1998, the Company received a letter from NASDAQ notifying the Company that its stock had failed to maintain a closing bid price greater than or equal to $1.00 for a period of 30 consecutive trading days. NASDAQ has notified the Company that its stock must have a closing bid price of $1.00 or greater for 10 consecutive trading days before July 2, 1998 or the Company will be subject to delisting. To stay a delisting, the Company may request a hearing by the close of business on July 2, 1998. Should the Company's stock be delisted from the NASDAQ SmallCap Market, the Company expects that its stock would be traded on the NASDAQ OTC Bulletin Board.

DIVIDENDS:

The Company has not paid cash dividends on its common stock since inception. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. Furthermore, the payment of dividends on the Company's common stock is subject to the payment in full of all accrued but unpaid dividends on its outstanding Series A 2% Convertible Preferred Stock and Series B 6% Convertible Preferred Stock [see "Item 1. Business - Conveyance of Series A 2% Convertible Preferred Stock and Issuance of Series B 6% Convertible Preferred Stock."] At the present time, the Company has no plans nor the financial resources to declare or pay any dividends on its common stock, nor to pay any dividend in cash on its outstanding Preferred Stock [see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".]

ITEM 6.  SELECTED FINANCIAL DATA

A summary of selected financial data for the five years ended December 31, 1997, 1996, 1995, 1994 and 1993, is presented below, and should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 at "Item 8. Financial Statements and Supplementary Data." All numbers are in thousands of dollars, except per share amounts.

FOR THE YEAR:                   1997(2)         1996(2)         1995(2)         1994(2)         1993(1,2)
                                -------        -------          -------         -------         ---------
Sales                           125,144       $106,905          $86,565        $46,815          $11,299
Income (loss) before
     income taxes,
     minority interest and
     extraordinary items        (13,400)       (51,517)           1,065          4,000           (1,607)
Income (loss) before
     minority interest and
     extraordinary items        (13,400)       (43,705)             954          3,999            (1,607)
Net Income                      (13,601)       (37,676)           1,366          4,071              (949)

PER SHARE:
Net income (loss) before
     extraordinary items          (1.03)         (2.75)            0.11           0.42             (0.20)
Net income (loss)                 (1.03)         (2.82)            0.11           0.42             (0.12)

AT YEAR END:
Total assets                    $40,514        $40,587          $74,106        $26,158            $8,666
Long-term obligations             2,856          1,040            8,460              1                20

-------------------
     (1) In 1992, the Company acquired a controlling interest in National Telephone & Communications, Inc. This information is described in "Item 1. Business - Acquisition of National Telephone & Communications, Inc. (NTC)" in the Company's 1995 Form 10-K.
     (2) The Company is engaged in legal proceedings where the ultimate outcome cannot presently be determined. This information is described at "Item
          3. Legal Proceedings."

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

LIQUIDITY AND CAPITAL RESOURCES:

GENERAL - Overall, the Company experienced negative cash flows of $1.4 million during 1997, resulting from cash used in operating activities of $9.2 million and cash used in investing activities of $3.9 million, which is a total of $13.1 million, offset by cash provided by financing activities of $11.7 million. The Company may need to raise additional capital in 1998 to fund settlement costs relating to pending litigation or to fund business operations if the pending sale of National Telephone & Communications (NTC) is not completed [see "Item 1. Business - Sale of National Telephone & Communications, Inc. (NTC)"]. There is no assurance that the sale of NTC will be completed or that the Company and NTC will have sufficient capital or financing to meet their needs should the sale not be completed. In the latter part of 1997, NTC began experiencing a substantial decline in revenues, the number of its independent sales representatives and telephone customers. NTC has little borrowing capacity remaining on its credit line with First Bank and is experiencing net operating deficits. There is no assurance that NTC will have sufficient working capital to remain in business during 1998. In the short run, certain of its working capital needs are being met by an agreement with WorldCom, Inc. to permit NTC to defer a portion of the payments owed by NTC to WorldCom [see "Item 1. Business - National Telephone & Communications, Inc."]. Nevertheless, a shortgage of working capital and a continued decline in NTC's operating results and financial condition are on-going risks associated with the Company. Furthermore, after the sale of its AutoNETWORK division in March 1998, the Company no longer has the positive cash flow associated with that business, resulting in a larger operating deficit at the parent company, which is expected to continue in 1998. There is no assurance that the Company will be able to obtain additional capital or financing from any source. The sale of GenSource Corporation or sale of shares of Rapid Cast, Inc. is being contemplated by the Company as a means of raising additonal capital, but there is no assurance that such sales can be made on a timely basis or at all.

CASH FLOW FROM OPERATIONS - Net cash used by operating activities of $9.2 million in 1997 was primarily attributable to an operating loss of $13.6 million, some of which was funded by $8.25 million of non-cash issuances of common stock.

CASH FLOW FROM INVESTING - Net cash used in investing activities of $4.0 million in 1997 was attributable principally to the Company's additions to property, plant and equipment ($5.9 million), reduced by a $2.4 million repayment of a loan from Rapid Cast, Inc. (RCI).

CASH FLOW FROM FINANCING - Net cash provided by financing activities of $11.7 million in 1997 was attributable principally to short-term borrowings of approximately $8.1 million by NTC on its bank line of credit and the private placement of Series B 6% Convertible Preferred Stock by the Company, raising net proceeds of $2.2 million.

At December 31, 1997, the Company had a material commitment for capital expenditures of approximately $400,000 in its GenSource subsidiary for the development of computer software.

LITIGATION - The Company is subject to pending litigation and an investigation by the Securities and Exchange Commission. Management is not yet able to predict the impact of the pending litigation on its financial condition and results of operations. The Company has been advised by its attorneys that the investigation by the Securities and Exchange Commission will not result in a material impact on the Company's financial condition or results of operations. See "Item 3. Legal Proceedings."

RESULTS OF OPERATIONS:

FINANCIAL ANALYSIS-

SALES - For 1997, 1996 and 1995, the Company's net sales totaled approximately $125.1 million, $106.9 million, and $86.6 million, respectively. The increases in sales in 1997 compared with 1996 and 1996 compared with 1995, were attributable principally to increased sales at NTC, although sales at NTC began to decline in the latter part of 1997. The following table summarizes the Company's year-to-year sales performance by subsidiary and segment:

                                                                                       $ in millions
                                                                         ----------------------------------------
Subsidiary              Segment                                             1997            1996          1995
-----------             -------                                          ----------------------------------------
NTC                     Telephone (telecommunications services)            $106.9          $83.7         $70.0
NTC                     Telephone (marketing programs)                       14.9           17.1          13.1
GenSource               Software                                             1.86             --            --
RCI                     Optical                                                --            4.7           2.0
AutoNETWORK             Network                                              1.45            1.4           1.5
                                                                         ----------------------------------------
                   Total Company Net Sales                                 $125.1         $106.9         $86.6
                                                                         ----------------------------------------
                                                                         ----------------------------------------

NTC's net sales increase was driven largely by continued expansion of the customer base for its telecommunication services until the middle of 1997.
As a result of this prior period of expansion, NTC's telecommunication service revenues represented 87.7%, 83.0% and 84.2% of NTC's total revenues for 1997, 1996 and 1995, respectively, with the remaining 12.3%, 17.0% and 15.8% generated by sales of NTC's marketing programs for 1997, 1996 and 1995, respectively. Revenues from NTC's marketing programs declined in 1997 compared to 1996, foreshadowing its decline in overall revenue commencing in the latter part of 1997. Revenues from the Company's new software operations, which began in May 1997, were 1.4% of overall sales in 1997. Revenues from the Company's AutoNETWORK division were 1.2%, 1.3% and 1.7%, respectively for 1997, 1996 and 1995. In March 1998, the Company sold its AutoNETWORK division, which will result in those operations being discontinued.

COST OF SALES - Total Company cost of sales for 1997, 1996 and 1995, were approximately $88.1 million, $68.6 million and $57.9 million, respectively. The increases in cost of sales were attributable principally to the increase in carrier costs associated with increased telephone service sales by NTC. Gross margin when stated as a percentage of net sales was 29.5%, 35.9% and 33.1% for 1997, 1996 and 1995, respectively. The decrease in gross margin in 1997 was attributable principally to NTC's low profitability associated with a special limited-time offer with attractive international rates. These rates are no longer in effect. The following table summarizes the Company's year-to-year changes in three major cost components:

                                                                                       $ in millions
                                                                         ----------------------------------------
                                                                             1997            1996          1995
                                                                         ----------------------------------------
Carrier costs for NTC's long distance telephone service                    $65.4           $44.7         $40.4
Commissions paid to NTC independent sales representatives                   18.3            18.0          14.2
All other costs of sales                                                     4.5             5.9           3.3
                                                                         ----------------------------------------
        Total Company Cost of Sales                                        $88.2           $68.6         $57.9
                                                                         ----------------------------------------
                                                                         ----------------------------------------

NTC's total commission expenses for 1997, 1996 and 1995, were $18.3 million, $18.0 million and $14.2 million, respectively. The relatively small increase in commissions from 1997 to 1996 was attributable principally to a decrease in bonuses and overrides paid to sales representatives for the acquisition of long distance customers. Commissions associated with residual telephone usage increased commensurately with the growth in telephone revenues.

The third cost component shown in the table above is "all other costs of sales" which represents: (1) NTC's costs of producing sales materials and related costs of marketing support for its independent sales representatives, which was $2.2 million, (2) GenSource's costs of designing and developing its computer software, which was $1.5 million, and (3) AutoNETWORK costs of providing communications network products and services, which was $0.8 million.

GENERAL AND ADMINISTRATIVE - Total general and administrative costs for 1997, 1996 and 1995, were approximately $29.0 million, $36.9 million and $19.8 million, respectively. General and administrative expenses represented 23.1%, 34.5% and 22.9% of net sales in 1997, 1996 and 1995, respectively. General and administrative costs generally include the costs of employee salaries, fringe benefits, supplies, and related support costs which are required in order to provide such operating functions as customer service, billing, marketing, product development, information systems, collections of accounts receivable, and accounting.

NTC's general and administrative costs totaled $27.2 million and $24.8 million, or 22.3% and 24.5% of net sales in 1997 and 1996, respectively. Although general and administrative costs increased in 1997, they decreased as a percentage of sales. This decrease as a percentage of sales was attributable primarily to decreases in fees, as a percentage of sales, paid to LECs to process NTC's billing and collection of its LEC-billed long distance service, partially offset by increases in (i) compensation and fringe benefits due to increased head count, (ii) legal costs relating to NTC's lawsuits and (iii) the cost of information systems necessary to support NTC's sales expansion.

DEPRECIATION AND AMORTIZATION - The Company's depreciation and amortization expense totaled $3.1 million, $2.0 million and $1.0 million for 1997, 1996 and 1995, respectively. These increases were attributable primarily to leasehold improvements made by NTC to its Irvine headquarters and Hawaii sales office and by the continuing investment by NTC in computer hardware and software, furniture and equipment, and leasehold improvements required to support its sales expansion.

BAD DEBT EXPENSE - The Company's bad debt expense totaled $5.5 million, $6.1 million and $4.1 million for 1997, 1996 and 1995, respectively. Bad debt expense represented 4.3%, 5.7% and 4.8% of net sales in 1997, 1996 and 1995, respectively. The decrease in bad debt was caused primarily by improved performance of the Company's billing and collection operations.

OTHER (INCOME) AND EXPENSE - The Company's other (income) and expense totaled $12.8 million, $3.4 million and $1.0 million for 1997, 1996 and 1995, respectively. The increase in 1997 was attributable in large part to the settlement of the class action lawsuit for $8.65 million (which may not be implemented and which may have to be renegotiated [see "Item 3. Legal Proceedings - Class Action and Related Lawsuits"], settlement of the State of California and California Public Utilities Commission actions against NTC for $1.6 million) and design costs and leasehold improvements of $1.1 million associated with abandoned capital improvements.

CHARGE FOR ASSET IMPAIRMENT - The charge for asset impairment totaled $39.1 million for 1996 for the devaluation of the Company's investment in RCI. There was no impairment in 1997 or 1995.

NET INCOME (LOSS) - The Company's net loss totaled $13.6 million and $37.7 million for 1997 and 1996, respectively. The Company had net income of $1.4 million for 1995. Net loss represented 10.8% and 35.2% of net sales for 1997 and 1996, respectively. Net income represented 1.6% of net sales for 1995. The net loss in 1997 was attributed principally to settlement of lawsuits and regulatory matters. The Company's operations had a net gain of approximately $1.1 million in 1997. NTC's operations earned $643,463. GenSource's operations earned $48,078 in 1997 since being acquired by the Company in May 1997. The Company's AutoNETWORK division had an operating profit of $406,257.

EMPLOYMENT - Employment of the Company totaled 252 at December 31, 1997, not including independent sales representatives, who are classified as independent sales representatives and not employees of the Company, or outside contractors.

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

                                      PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information required under this Item will be contained in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders or in Form 10-KA to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or Section 13 by April 30, 1998, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item will be contained in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders or in Form 10-KA to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or Section 13 by April 30, 1998, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item will be contained in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders or in Form 10-KA to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or Section 13 by April 30, 1998, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item will be contained in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders or in Form 10-KA to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or Section 13 by April 30, 1998, and is incorporated herein by reference.

                                      PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO FINANCIAL STATEMENTS:                                                                   PAGE
-----------------------------                                                                    ----
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .31

Consolidated balance sheet at December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .32

Consolidated statement of operations for the years ended December 31, 1997,
1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .33

Consolidated statement of cash flows for the years ended December 31, 1996,
1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .34

Consolidated statement of shareholders' equity for the years ended
December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .37

Schedule II - Valuation and qualifying accounts at December 31, 1997 and 1996. . . . . . . . . . .49

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


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

     2.1       Asset Purchase Agreement between NTC Acquisition, Inc. and National
               Telephone & Communications, Inc., dated March 31, 1998.
               (Incorporated by reference from Incomnet, Inc.'s Report on Form 8-K
               - Sale of Assets of National Telephone & Communications, Inc., filed with the Securities and Exchange Commission on April 8, 1998.)

     3.1       Certificate of Determination for Series A 2% Convertible Preferred
               Stock. (Incorporated by reference from Incomnet, Inc.'s Registration
               Statement on Form S-3 filed with the Securities and Exchange Commission on November 22, 1996.)

     3.2       Certificate of Determination for Series B 6% Convertible Preferred
               Stock. (Incorporated by reference from Incomnet, Inc.'s
               Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 20, 1998.)

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

     10.1      Employment Agreement with James Quandt, dated January 6,
               1997.(Incorporated by reference from Incomnet, Inc.'s Pre-Effective
               Amendment Number One to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 24, 1997.)

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

     10.6      Amended Carrier Switched Services Agreement with WorldCom, Inc. dated
               June 17, 1996.  (Incorporated by reference from Incomnet's
               Registration Statement on Form S-3 filed with the Securities and
               Exchange Commission on May 10, 1996 and declared effective on
               October 31, 1996, or incorporated by reference from the Company's filings with the Securities and Exchange Commission pursuant to the
               Securities Exchange Act of 1934, as amended.  Certain information has been deleted from this agreement pursuant to a request for confidential treatment pursuant to Rule 406.)

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

     10.15 Lease Agreement By NTC for space in Honolulu, Hawaii. (Incorporated by reference from Incomnet, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April 15, 1997.)

     10.16 Credit Agreement dated Marcy 27, 1997 between National Telephone and Communications, Inc. and First Bank and Trust, Irvine Regional
               Office. (Incorporated by reference from Incomnet, Inc.'s Annual
               Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April 15, 1997.)

     10.17     Amended and Restated Management Incentive Agreement Between NTC and
               Incomnet, Inc., dated January 28, 1997. (Incorporated by reference from Incomnet, Inc.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 20, 1998.)

     10.18     Amendment to Employment Agreement between Incomnet, Inc. and Melvyn
               H. Reznick, dated June 8, 1997. (Incorporated by reference from
               Incomnet, Inc.'s Registration Statement on Form S-3 filed with the
               Securities and Exchange Commission on January 20, 1998.)

     10.19 Employment Agreement between Incomnet, Inc. and Stephen A. Caswell, dated June 8, 1997. (Incorporated by reference from Incomnet,
               Inc.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 20, 1998.)

     10.20     Employment Agreement between National Telephone & Communications,
               Inc. and Edward R. Jacobs, dated October 30, 1997. (Incorporated by reference from Incomnet, Inc.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 20, 1998.)

     10.21     Convertible Debenture and Between Incomnet and Jeffrey Rubin,
               Robert Cohen and Alan Cohen and related documents, dated January
               20, 1998. (Incorporated by reference from Incomnet, Inc.'s
               Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 20, 1998.)

     10.23     Agreement Between NTC Acquisition, Inc.,  Incomnet, Inc. and
               National Telephone & Communications, Inc. , dated March 31, 1998.
               (Incorporated by reference from Incomnet, Inc.'s Report on Form 8-K
               - Sale of Assets of National Telephone & Communications, Inc., filed with the Securities and Exchange Commission on April 8, 1998.)

     10.24     Agreement To Purchase AutoNETWORK Assets From Incomnet, Inc.
               Between Incomnet, Inc. and AutoSkill, Inc., dated March 20, 1998.

     21        Subsidiaries of the Registrant.




     27        Financial data schedule (Article 5 of regulations S-X).

REPORTS ON FORM 8-K, FILED IN 1997 AND 1998

     20.1      Report on Form 8-K - Election of Dr. Howard Silverman As Director
               & Amendment to Employment Contract of Melvyn Reznick, filed on
               February 7, 1997.

     20.2      Report on Form 8-K - Reincorporation of National Telephone
               &Communications, Inc. filed on April 10, 1997.

     20.3      Report on Form 8-K - Acquisition of California Interactive
               Computing, Inc., filed on May 13, 1997.

     20.4      Report on Form 8-K - Election of Richard M. Horowitz, Stanley C.
               Weinstein and David Wilstein as Directors, filed on August 20,
               1997.

     20.5      Report on Form 8-K - Resignation of Albert Milstein as Director and
               Election of Rolf Lesem as Director, filed on December 26, 1997.

     20.6      Report on Form 8-K/A - Stock Purchase Agreements and Promissory
               Notes Between Incomnet, Inc. and Former Owners of California
               Interactive Computing, Inc., including Jerry C. Buckley, Ralph
               Flygare, Robert Reisbaum, E. V. Schmidt, Diane Orendorff and Nora
               Kenner Hoffberg, filed on January 15, 1998.

     20.7      Report on Form 8-K/A - Escrow Agreements Between Incomnet, Inc. and
               Former Owners of California Interactive Computing, Inc., including
               Jerry C. Buckley, Ralph Flygare, Robert Reisbaum and E. V. Schmidt, filed on January 21, 1998.

     20.8      Report of Form 8-K - Sale of Assets of National Telephone &
               Communications, Inc., filed on April 8, 1998.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 14, 1998

                                    INCOMNET,  INC.
                                    --------------------------
                                    (Registrant)
                                    By:  /S/ MELVYN REZNICK
                                          -----------------------
                                              MELVYN REZNICK
                                          President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  SIGNATURE                CAPACITY                                      DATE
  ---------                --------                                      ----
/S/ MELVYN REZNICK         President, Chief Executive Officer,
------------------         and Chairman of the Board of Directors     April 14, 1998
  MELVYN REZNICK

/S/ RICHARD HOROWITZ       Director                                   April 14, 1998
--------------------
  RICHARD HOROWITZ

/S/ ROLF LESEM             Director                                   April 14, 1998
------------------
  ROLF LESEM

/S/ DR. HOWARD SILVERMAN   Director                                   April 14, 1998
------------------------
  Dr. HOWARD SILVERMAN

/S/ DAVID WILSTEIN         Director                                   April 14, 1998
--------------------
  DAVID WILSTEIN

/S/ NANCY ZIVITZ           Director                                   April 14, 1998
------------------
  NANCY ZIVITZ


REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Incomnet, Inc.

We have audited the consolidated balance sheet of Incomnet, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flow for each of the three years in the period ended December 31, 1997, and the schedule listed in
Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incomnet, Inc. at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As set forth in the financial statements, the Company incurred a net loss of $13,601,000 for the year ended December 31, 1997 and at that date current liabilities exceeded current assets by $11,636,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in the accompanying footnotes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                   /s/  Stonefield Josephson
                                   ACCOUNTANCY CORPORATION


Santa Monica, California
March 12, 1998

                           INCOMNET, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)


                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                          1997           1996
                                                                                          ----           ----
ASSETS
Current assets:
     Cash and cash equivalents                                                       $      776     $    2,214
     Accounts receivable, including $267 due from related
          party at December 31, 1996 and less allowance for
          doubtful accounts of $2,764 at December 31, 1997 and $1,908
          at December 31, 1996                                                           13,850         13,137
     Notes receivable - current portion                                                     237            323
     Notes receivable from officers and shareholders, net of allowances
          of $378 and $1,265                                                                840            438
     Inventories                                                                            315          2,760
     Other current assets                                                                   876          1,332
                                                                                    ------------    ------------
          Total current assets                                                           16,894         20,204

Property, plant and equipment, at cost, net                                              16,248         14,357
Patent rights, net                                                                           --          1,241
Goodwill, net                                                                             6,484          4,542
Investments and other assets                                                                888            243
                                                                                    ------------    ------------
          Total assets                                                              $    40,514        $40,587
                                                                                    ------------    ------------
                                                                                    ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $      9,792     $   14,746
     Accrued expenses                                                                     7,366          8,217
     Current portions of notes payable and capitalized lease obligations                  9,383          3,918
     Deferred income                                                                      1,989          4,040
                                                                                    ------------    ------------
     Total current liabilities                                                           28,530         30,921

Notes payable and capitalized lease obligations                                           2,855             --
Other long-term liabilities                                                                  --          1,040
Liability in excess of assets of RCI                                                      3,600             --
Shareholders' equity:
     Common stock, no par value; 20,000,000 shares
          authorized; 14,259,070 shares issued and outstanding
          at December 31, 1997 and 13,369,681 shares at
          December 31, 1996                                                              70,811         61,320
     Preferred stock, no par value; 100,000 shares authorized;
          3,995 shares issued and outstanding at December 31, 1997, and 2,440
          shares at December 31, 1996                                                     3,758          2,355
     Treasury stock                                                                      (5,492)        (5,492)
     Accumulated deficit                                                                (63,548)       (49,557)
                                                                                    ------------    ------------
          Total shareholders' equity                                                      5,529          8,626
                                                                                    ------------    ------------
          Total liabilities and shareholders' equity                                $    40,514    $    40,587
                                                                                    ------------    ------------
                                                                                    ------------    ------------

       See accompanying "Notes to Consolidated Financial Statements."

                    INCOMNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        1997           1996           1995
                                                                ----           ----           ----
NET SALES                                                     $125,144       $106,905        $86,565
                                                             ----------     ----------      ---------
OPERATING COSTS & EXPENSES:
     Cost of sales                                              88,163         68,562         57,948
     General and administrative                                 28,965         36,886         19,793
     Depreciation and amortization                               3,111          2,013          1,007
     Bad debt expense                                            5,495          6,051          4,125
     Total acquisition costs and expenses                           --          2,334          1,625
     Charge for asset impairment                                    --         39,147             --
     Other (income) expense                                     12,810          3,429          1,002
                                                             ----------     ----------      ---------
          Total operating costs and expenses                   138,544        158,422         85,500
                                                             ----------     ----------      ---------
          Operating income (loss)                              (13,400)       (51,517)         1,065

INCOME TAXES (BENEFIT)                                            (201)        (7,812)           111
                                                             ----------     ----------      ---------
     Income (loss) before minority interest
          and extraordinary items                              (13,601)       (43,705)           954

     RCI acquisition - equity in (loss) of
          unconsolidated subsidiary, net of tax                     --             --            (97)

     Cumulative effect of accounting change on years
           prior to 1996, net of tax of $10                         --           (877)            --

MINORITY INTEREST                                                   --          6,906            509
                                                             ----------     ----------      ---------
     Net income (loss)                                     $   (13,601)     $ (37,676)      $  1,366
                                                             ----------     ----------      ---------
                                                             ----------     ----------      ---------
NET LOSS APPLICABLE TO COMMON STOCK                           $(14,049)     $ (37,676)     $   1,366
                                                             ----------     ----------      ---------
                                                             ----------     ----------      ---------
INCOME (loss) PER COMMON SHARE
     AND COMMON SHARE EQUIVALENTS:

     Net income (loss)                                    $      (1.03)    $    (2.75)     $    0.11
     Cumulative effect of accounting change                         --          (0.07)            --
                                                             ----------     ----------      ---------
     Net income (loss) per share basic and diluted        $      (1.03)    $    (2.82)     $    0.11
                                                             ----------     ----------      ---------
                                                             ----------     ----------      ---------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES FOR
     1997 AND 1996 AND COMMON SHARE AND COMMON
     share equivalents outstanding for 1995                     13,578         13,370         12,706
                                                             ----------     ----------      ---------
                                                             ----------     ----------      ---------

        See accompanying "Notes to Consolidated Financial Statements."

                           INCOMNET, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS


(IN THOUSANDS)
                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                            1997           1996           1995
                                                                            ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) before minority interest and extraordinary items     $(13,601)      $(37,676)      $  1,366
     Depreciation & amortization - operations                              3,111          2,013          1,413
     Depreciation & amortization - acquisitions                               --          2,334            651
     Issuance of common stock in litigation settlement                     8,250             --             --
     Write-off of patent rights                                               --         39,147             --
     Deferred income taxes                                                    --         (8,449)            --
     Minority interest                                                        --         (6,906)        (8,227)
     Other non-cash (income) loss                                             --            877            358
     Changes in operating assets and liabilities:
          Accounts receivable                                             (1,852)          (960)        (2,784)
          Notes receivable - current portion                                  86           (220)          (103)
          Notes receivable - due from officers and shareholders             (402)           425           (863)
          Inventories                                                          4         (1,113)          (401)
          Other current assets                                               211            171         (1,000)
          Accounts payable                                                  (680)         5,962          2,571
          Accrued expenses                                                (2,299)         4,540          1,834
          Deferred income                                                 (2,051)         2,848           (896)
                                                                        ----------     ----------      ---------
          Net cash provided (used) by operating activities                (9,223)         2,993         (6,081)
                                                                        ----------     ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                           (5,886)        (7,224)        (7,389)
     Additions to patents                                                     --           (717)       (21,002)
     (Increase) decrease in investments                                       --            281             16
     Goodwill - Gensource                                                   (552)            --             --
     Repayment of loan from RCI                                            2,449             --             --
                                                                        ----------     ----------      ---------
          Net cash used in investing activities                           (3,989)        (7,660)       (28,375)
                                                                        ----------     ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in short-term debt                                8,085          2,904          1,306
     Additions to long-term debt                                           1,435          1,274             --
     Reduction of long-term debt                                              --         (1,763)            --
     Sale of preferred stock, net                                          2,248          2,355             --
     Issuance of common stock net                                             --            436         29,508
     Treasury stock                                                           --             --         (4,827)
     Sale of warrants                                                         36             --             --
     Dividends                                                               (88)            --             --
     Other, net                                                               58             30            419
                                                                        ----------     ----------      ---------
Net cash provided by financing activities                                 11,774          5,236         26,406
                                                                        ----------     ----------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,438)           569         (8,050)
Cash and cash equivalents at beginning of year                             2,214          1,645          9,695
                                                                        ----------     ----------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     776       $  2,214       $  1,645
                                                                        ----------     ----------      ---------
                                                                        ----------     ----------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
          Interest                                                        $  373          $ 181    $       153
          Income taxes                                                        20            635            574


Supplemental Schedule of Non-Cash Investing and Financing Activitities The Company purchased all of the capital stock of GenSource for $1,923. In conjunction with the acquisition, non cash consideration was paid and liabilities were assumed as follows:

          Notes payable issued to GenSource shareholders                 $1,638
          Excess of liabilities over assets at closing                      300

SUPPLEMENTAL DISCLOSURE
The Company recorded the following in connection with the change in the method of accounting of RCI from the consolidated to the equity method

          Accounts receivable                                       $   (1,139)
          Inventory                                                     (2,449)
          Prepaid expenses and other                                      (245)
          Property and equipment - net                                    (888)
          Intangible assets                                             (1,241)
          Other assets                                                     (35)
          Accounts payable                                               2,656
          Accrued expenses                                                 862
          Notes payable                                                  3,630
          Cash received from RCI private placement                       2,449
                                                                    ----------
          Liability in excess of asset                                  $3,600
                                                                    ----------
                                                                    ----------

        See accompanying "Notes to Consolidated Financial Statements."

                        INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



(AMOUNTS IN THOUSANDS, EXCEPT
  SHARES DATA)
                                         Common Stock     Common Stock      Preferred     Treasury     Accumulated
                                            Shares           Amount           Stock         Stock        Deficit         Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994              10,482,854        $31,376             --          $(665)      $(14,176)       $16,535

Common stock issued upon
     exercise of warrants                    489,582          4,343             --             --             --          4,343
Common stock issued under
     private placement                       157,500          1,890             --             --             --          1,890
Common stock issued upon
     conversion of note                    2,300,000         22,664             --             --             --         22,664
Common stock issued in exchange
     for NTC shares                          253,712            507             --             --             --            507
Repurchase of treasury shares               (451,000)                           --         (5,085)            --         (5,085)
Treasury shares sold                          30,000                            --            362             --            362
Change in valuation of marketable
     securities                                   --             --             --             --            (34)           (34)
Other                                             --            104             --           (104)            --             --
Net income                                        --             --             --             --          1,366          1,366
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995              13,262,648        $60,884             --        $(5,492)      $(12,844)       $42,548

Common stock issued upon
     settlement of litigation                107,033            436             --             --             --            436
Issuance of preferred stock, net
     (2,440 shares issued)                        --             --          2,355             --             --          2,355
Cumulative effect                                 --             --             --             --            877            877
Change in valuation of marketable
     securities                                                                                               86             86
Net loss                                          --             --             --             --        (37,676)       (37,676)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996              13,369,681        $61,320         $2,355        $(5,492)      $(49,557)        $8,626

Common stock issuable upon
     settlement of litigation              1,500,000          8,250                                                       8,250
Preferred stock converted to
     Common stock                            437,355            845           (845)                                          --
Retirement of stock in connection
     with 16(b) settlement                (1,047,966)
Issuance of preferred stock, net
     (2,434 shares issued)                                                   2,248                                        2,248
Issuance of warrants                                             36             36
Dividend with respect to beneficial
     conversion feature                                         360                          (360)
Dividends with respect to
     preferred stock                                                                                         (88)           (88)
Other-net                                                                                                     58             58
Net loss                                                                                                 (13,601)       (13,601)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997              14,259,070         70,811          3,758        $(5,492)       (63,548)         5,529


       See accompanying "Notes to Consolidated Financial Statements."

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, its wholly-

                          INCOMNET, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


owned subsidiary National Telephone & Communications-Registered Trademark-, Inc. (NTC), and its 100%-owned subsidiary GenSource Corporation (GenSource). The Company initially recorded the operations of its Rapid Cast subsidiary using the equity method of accounting, but changed in the first and second quarters of 1995 to the consolidation method when control became other than temporary. In the first quarter of 1997, outside equity investments in RCI reduced Incomnet's ownership interest to less than 50%, thereby requiring the equity method of accounting for RCI in 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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

REVENUE RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

(1) NTC's long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential
telephones or by using any of NTC's telephone calling cards.   Proceeds from
prepaid telephone calling cards are recorded as deferred revenues when the cash is received, and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. For the fiscal year ended December 31, 1997, long distance telephone service sales totaled $106.9 million versus $83.7 million for the year ended December 31, 1996.

(2) NTC's marketing-related revenues are derived from programs and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for representative and certified trainer renewals, and the Company's Certified Trainer, Independent Representative and Home Study programs. The Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related materials, net of amounts deferred for future services provided to the representatives, are booked as cash sales when the revenues are received. A portion of the revenues from marketing-related programs and materials is deferred and recognized over a twelve month period to accrue the Company's obligation to provide customer support to its independent representatives. For the fiscal year ended December 31, 1997, marketing sales totaled $15.0 million versus $17.1 million for the year ended December 31, 1996.

(3) Revenues from the Company's GenSource subsidiary are derived from the sale of computer software and from related services, such as software maintenance fees, custom programming and customer training. Revenues are recognized when software is shipped to customers and when services are performed and invoiced. Because the Company acquired GenSource on May 2, 1997, revenues and earnings only reflect GenSource's operations from May 2, 1997. Revenues in the fiscal year ended December 31, 1997 totaled $1.9 million.

(4) The Company's revenues from its AutoNETWORK divison are recognized as sales as the service is delivered. Revenues from AutoNETWORK totaled $1.4 million in the fiscal year ended December 31, 1997.

SERIES B PREFERRED STOCK - In connection with the sale of the Series B preferred stock in July 1997, a portion of the proceeds has been allocated to a beneficial conversion feature, which is the right of the preferred shareholder to convert the securities into common stock after the earlier of 120 days after the date of the issuance or the date the securities are registered. Accordingly, the difference between the conversion price and fair value of stock into which it is convertible, equal to $360,000, has been allocated to common stock. This amount has been recognized as a dividend to the preferred shareholders over the minimum period in which the shareholders could have realized that return, and net loss applicable to common stock has been increased in calculating loss per share.
Net loss applicable to common stock has also been increased in calculating loss per share for the dividends accrued on both series of preferred stock.

CONCENTRATION OF CREDIT RISK - The Company sells its telephone and network services to individuals and small businesses throughout the United States and does not require collateral. It sells its optical products both domestically and internationally. Allowances for uncollectible amounts are provided, which management believes are sufficient.

                          INCOMNET, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


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

NET INCOME (LOSS) PER SHARE - The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS" No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations. Net loss per common share has been increased by the dividends on preferred stock and the amount attributable to the beneficial conversion feature of the Series B Preferred Stock. Common equivalent shares, consisting of outstanding stock options and warrants, are not included for 1997 and 1996, since they are antidilutive. The adoption of this statement did not materially impact the consolidated financial statements.

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

INTANGIBLE ASSETS - Goodwill, representing the excess of purchase price over the fair value of the net assets of NTC, is amortized on a straight-line method basis over its estimated useful life of twenty years. Accumulated amortization at December 31, 1997 and 1996 was $5.1 million and $1.2 million, respectively.

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

The carrying value of the patent rights exceeded management's estimates of the discounted present value of net cash

                          INCOMNET, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


flows to be derived therefrom, and a writedown of approximately $39.1 million and elimination of a related deferred tax liability of $8.5 million was recorded as of December 31, 1996.

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

3.   RELATED PARTY TRANSACTIONS:

The Company has a note receivable from an officer of approximately $340,000 in connection with the exercise of stock options to purchase the Company's Common Stock in 1995. The Company has agreed to look only to the shares held by the officer as a source of loan repayment and has also agreed to pay any tax liabilities that may be incurred by the officer should the loan, or a portion of the loan, be forgiven.

Included in accounts receivable is approximately $0.3 million and $0.5 million at December 31, 1996 and 1995, respectively, due from companies controlled by an individual who is an Incomnet shareholder and a founding shareholder of RCI.

A director of the Company has defaulted on a note payable to the Company in the principal amount of $265,000, plus approximately 18 months accrued interest at the rate of 10% per annum. On the maturity date of the note in February 1998, the Company sent a demand letter to the director for full payment. The note is secured by a perfected security interest in 208,000 shares of the Company common stock owned by them. The note has not been repaid and the Company is preparing to foreclose and cancel the 208,000 shares securing the note, as well as seeking to collect the balance owed. As of April 10, 1998, the outstanding balance of the note, including interest, was approximately $304,050. The director has informed the Company that the director does not believe a default has occurred on either the principal or interest that is purportedly due the Company.

Reserves of $378,000 and $208,000 have been provided at December 31, 1997 and 1996, respectively, for notes receivable from officers, directors and former officers.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, including capitalized lease assets, consist of the following:


(IN THOUSANDS)                                       DECEMBER 31,
                                                     ------------
                                                  1997           1996
                                                  ----           ----
Computer hardware and software                 $  9,539       $  7,100
Furniture and office equipment                    3,872          3,456
Leasehold improvements                            9,647          7,595
                                               --------       --------
                                                 23,058         18,151
Less accumulated depreciation                     6,810          3,794
                                               --------       --------
                                               $ 16,248       $ 14,357
                                               --------       --------
                                               --------       --------

                          INCOMNET, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


5. PATENT RIGHTS FROM ACQUISITION OF RCI

During the third and fourth quarters of 1996, the Company evaluated the carrying value of its patent rights in comparison with management's estimates of discounted net present values of cash flows from those patents, and provided impairment losses of approximately $8.0 million and $31.1 million, respectively.

6. INVESTMENTS AND OTHER ASSETS

Investments, notes receivable and other assets consist of the following:

                                                              DECEMBER 31,
                                                              ------------
(IN THOUSANDS)                                             1997          1996
                                                           ----          ----
Marketable securities available-for-sale                  $  35         $  35
Deposits                                                    525            --
Organization Costs                                          159            --
Other assets                                                169           208
                                                         ------         -----
                                                          $ 888         $ 243
                                                         ------         -----
                                                         ------         -----

Marketable securities available-for-sale consist of shares of common stocks of publicly traded companies. During the fourth quarter of 1996, the Company deemed these investments permanently impaired and recorded a loss of $0.3 million to their estimated realizable value.


7.   NOTES PAYABLE:

Notes payable consists of the following:


(IN THOUSANDS)                                                                               DECEMBER 31,
                                                                                             ------------
                                                                                        1997               1996
                                                                                        ----               ----
Current Portion of Notes Payable:

     Capitalized lease obligations, payable in varying installments
     to 2000                                                                            $   570          $   288

     Revolving line of credit of NTC, interest at bank reference
     rate (approximately 10% at December 31, 1997)                                        8,440             --

     Notes payable to former owners of GenSource Corporation,
     interest at 8% at December 31, 1997                                                    373             --

     Notes payable to founding shareholders of RCI,
     interest at 7%, due in July 1996, $1,091 of which was
     exchanged for RCI shares in January 1997, balance repaid                                --            1,205

     Notes payable to certain  shareholders, officers and directors of RCI, interest at 10%, $543 repaid in January 1997 from the proceeds of private placement (see Note 17) balances exchanged
     for equity shares of RCI                                                                --            1,587

     Revolving line of credit of RCI, interest at bank reference rate (approximately 10% at December 31, 1996),
     repaid in January 1997 from the proceeds of private placement                           --              500

     Convertible notes payable to certain shareholders and officers of RCI, interest at 8%, exchanged for equity shares of RCI

                          INCOMNET, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


     in January of 1997                                                                      --              322



     Miscellaneous                                                                           16
                                                                                    -------------      ------------
     Total current portion of notes payable                                               9,383            3,918
                                                                                    -------------      ------------
Long Term Portion of Notes Payable:

     Notes payable to former owners of GenSource Corporation,
     interest at 8%                                                                       1,537             --


     Capitalized lease obligations, payable in varying installments
     to 2000                                                                              1,318            1,002

     Miscellaneous                                                                           --               38
                                                                                    -------------      ------------
     Total long term portion of notes payable                                             2,855            1,040
                                                                                    -------------      ------------
     Total notes payable                                                                $12,238           $4,958
                                                                                    -------------      ------------
                                                                                    -------------      ------------

Interest paid for 1997 amounted to $373,000, and in 1996 and 1995 was approximately $200,000 in each year. Interest resulted primarily from interest paid on Notes used to acquire RCI and from interest paid by RCI on its bank revolving line of credit.

The following is a table that summarizes the scheduled payments of principal and interest to the former owners of GenSource Corporation. At the discretion of the Company, the notes may be paid off sooner than scheduled, which would result in a payment of lesser interest:

               YEAR                     PAYMENT AMOUNT ($000S)
               ----                     ----------------------
               1998                            $   403
               1999                                570
               2000                                570
               2001                                535
               2002                                172
                                                --------
                                                $2,250
                                                --------
                                                --------

The revolving line of credit of NTC is subject to certain restrictive covenants as to tangible net worth and profitability, which were not satisfied at December 31, 1997. The lender expects to be repaid from the proceeds of the sale of NTC [see "Note 13. Subsequent Events" and "Item 1. Business - Sale of National Telephone & Communications, Inc. (NTC)"].

                          INCOMNET, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


8.   INCOME TAXES:

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred income tax assets and liabilities are as follows:


                                                      (IN THOUSANDS)
                                                       DECEMBER 31,
                                                      --------------
                                                   1997           1996
                                                   ----            ----
Deferred tax assets
     Allowance for doubtful accounts           $  2,505       $  3,205
     Nondeductible provisions/accruals            4,084             67
     Net operating loss carryforwards             8,799         11,526
     Other                                          126             --
                                               ---------      ---------
     Subtotal                                    15,514         14,798
                                               ---------      ---------
     Deferred tax liabilities
     Property and equipment, principally
     due to differences in depreciation           2,345          1,847
                                               ---------      ---------
     Subtotal                                     2,345          1,847
                                               ---------      ---------
     Total                                       13,169         12,951
     Less valuation allowance                   (13,169)       (12,951)
                                               ---------      ---------
     Net deferred tax liability                  $   --        $    --
                                               ---------      ---------
                                               ---------      ---------

The following is a reconciliation of the federal statutory tax rate and the effective tax rate:

                                                   1997           1996
                                                   ----           ----
Federal statutory tax rate                        (34.0)%        (34.0)%
Goodwill                                            0.1            0.6
Loss producing no current tax benefit              33.9           17.0
State taxes, net of federal benefits                                --
Benefit from net operating loss carryforward                        --
Other, net                                                         1.2
                                               ---------      ---------
           Effective tax rate                      0.0%          (15.2)%
                                               ---------      ---------
                                               ---------      ---------

Income tax benefits are recognized only when their realization is assured. Accordingly, potential future income tax benefits resulting from net operating losses incurred to date are not reflected in the consolidated financial statements.

At December 31, 1997, Incomnet had available net operating loss carryforwards for federal income tax purposes of approximately $22 million, expiring in various years between 2000 and 2012.

                          INCOMNET, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


9.   SHAREHOLDERS' EQUITY:

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: divided yield of 0.0%; expected annual volatility of 66.1%; risk-free interest rate of 6.0% and expected lives of 3 years for options. The weighted average per share fair value of options granted in 1996 was approximately $2.50. Proforma information regarding net income and earnings per share under the fair value method has not been presented as the amounts are immaterial.

WARRANTS - Since 1995, the Company has issued warrants to purchase the Company's common stock to key employees, directors or other individuals or organizations as follows:


                                                                         Dollar       Canceled or
         Issued         Number          Price           Exercised        Amount         Expired      Expiration
         ------         ------          -----           ---------        ------       -----------    -----------
        1/10/95        500,000          10.25                                           500,000
        1/10/95        500,000          11.25                                           500,000
        6/30/95        900,000          14.00                                           900,000
        8/29/95        250,000          11.00                                           250,000
        8/29/95         35,000          4.875  (1)                                       35,000
        8/29/95         35,000          4.875  (1)                                       35,000
        8/29/95         25,000          4.875  (1)                                       25,000
       12/20/95          2,000          5.125  (1)                                        2,000
       12/20/95          3,000          5.125  (1)                                        3,000
       12/20/95          1,000          5.125  (1)                                        1,000
       12/20/95          1,000          5.125  (1)                                        1,000
         5/9/96        100,000           6.00  (2)                                                      5/9/01
         5/9/96         50,000           7.00  (2)                                                      5/9/01
         5/9/96         75,000           5.37  (2)                                                    12/31/98
        12/9/96        360,000           3.75  (2)                                                     12/9/99
       12/17/96         12,500           2.94  (2)                                                    12/17/01
        7/29/97         50,000           3.50  (3)                                                     7/29/99
        11/3/97         55,000           2.00  (3)                                                     11/3/99
                     ---------                         ---------      ----------      ----------
                     2,954,500                            --              --          2,252,000



(1) The exercise price on these warrants was adjusted pursuant to a redemption of old stock options and a reissuance of an equivalent number of new stock options with the same expiration date.

(2) These warrants were issued pursuant to legal settlements in 1996.

(3) These warrants were issued as part of two Series B Convertible Preferred Stock offerings issued by the Company on July 29, 1997 and November 3, 1997, respectively.

Since 1995, the Company has issued warrants to purchase 2,954,500 shares of the Company's common stock. As of December 31, 1997, warrants to purchase 2,252,000 of those shares have been cancelled or have expired, while warrants to purchase 702,500 shares remain outstanding.

WARRANT - OPTION TABLE - The number and weighted average exercise prices of options and warrants from each of the

                          INCOMNET, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


three years ended December 31, 1997, 1996 and 1995, respectively, are as follows:


                                       1995                           1996                           1997
                                      ------                         ------                         ------
                                                AVERAGE                       AVERAGE                       AVERAGE
                                                EXERCISE                      EXERCISE                      EXERCISE
                                NUMBER           PRICE        NUMBER           PRICE        NUMBER            PRICE
                                ------          --------      ------          --------      ------          ---------
OUTSTANDING AT
     BEGINNING OF THE YEAR     2,609,582          $8.94      3,872,000         $10.72        5,029,500           9.30

OUTSTANDING AT
     END OF THE YEAR           3,872,000          10.72      5,029,500           9.30        1,687,500           4.39

EXERCISABLE AT
     END OF THE YEAR           3,872,000          10.72      4,729,500          10.26        1,387,000           4.31

GRANTED DURING THE YEAR        2,252,000          11.81      1,402,500           4.64          123,000           2.48

EXERCISED DURING THE YEAR        989,582           8.49              0             --                0             --

FORFEITED/EXPIRED
     DURING THE YEAR                   0             --        245,000           5.00        3,219,000          11.05


The range of exercise price of outstanding options and warrants at December 31, 1997 is $2.00 to $4.87, and the average contractual life is approximately three years.

SHORT SWING PROFITS - In January 1996, the Company was served with a derivative shareholders lawsuit entitled RICHARD MORALES VS. INCOMNET, INC. AND SAM D. SCHWARTZ, 96 Civil 0225 in the United States District Court for the Southern District of New York, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, and demanding that the Company assert claims against Mr. Schwartz for the payment of short-swing profits plus interest. Mr. Schwartz has retained separate counsel for this action. In early July 1996, Mr. Schwartz deposited 800,000 shares of his Incomnet, Inc. Common Stock into a court-approved escrow account with the Company's New York counsel as security for his obligation to pay short swing profits. On February 21, 1997, the plaintiffs and Sam Schwartz entered into a stipulated settlement pursuant to which Mr. Schwartz agreed to pay $4,250,000 to the Company as full payment of
his short swing profit obligation to the Company.   On July 10, 1997, the United
States District Court for the Southern District of New York gave final approval to the settlement of the lawsuit. In the final settlement, Mr. Schwartz delivered to the Company 1,047,966 shares of the Company's common stock and $600,000 in cash. Under the agreement, the Company paid $626,450 in attorney's fees and expenses to the shareholder's counsel.

10.  COMMITMENTS, CONTINGENCIES AND OTHER:

LITIGATION - The Company is a defendant in a class action matter and related lawsuits alleging securities violations with respect to alleged false denial and non-disclosure of a Securities and Exchange Commission investigation and alleged non-disclosure of purchases and sales of the Company's stock by an affiliate of the former Chairman of the Board. Counsel for the Company is unable to estimate the ultimate outcome of these matters and is unable to predict a range of potential loss. Accordingly, no amounts have been provided for the class action lawsuit in the accompanying financial statements.

The Company is under investigation by the Securities and Exchange Commission under a non-public "formal order of private investigation." Management has furnished all information requested by the Commission and does not believe that the matter will have a material adverse impact on its financial position or results of operations.

The Company and its wholly-owned subsidiary, NTC, are defendants in a complaint for arbitration by Paul Yao, Dennis Wong and their affiliates, who are prior independent sales representatives of NTC. In the complaint, the plaintiffs are alleging breach of contract, discrimination and other causes of action against NTC. NTC has filed an answer to the complaint and has attempted to engage in settlement discussions with the plaintiffs' counsel. The case is

                          INCOMNET, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


currently in the discovery phase and no settlement agreement has been made to date. As part of the sale of NTC [see "Item 1. Business - Agreement to Sell National Telephone & Communications, Inc. (NTC)"], it is anticipated that this action will be resolved. One of the terms of the sale is that the participants in the complaint will sign releases expressing that the matter has been resolved to their satisfaction. Counsel for the company is unable to estimate the ultimate outcome of these matters and is unable to predict a range of potential loss. Accordingly, no amounts have been provided for the complaint in the accompanying financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The total Company allowance for doubtful accounts totaled $2.8 million or 16.6% of gross accounts receivable at December 31, 1997 and $2.0 million or 13.2.% of gross accounts receivable at December 31, 1996. The following table summarizes the Company's year-to-year reserve balances by subsidiary and segment:


$ IN THOUSANDS
                                                               DECEMBER 31,
                                                               ------------
SUBSIDIARY                       SEGMENT                    1997           1996
----------                       -------                    ----           ----
NTC                Telephone & marketing                   2,741           1,908
GenSource          Software                                   23              --
AutoNETWORK        Network                                    --              --
                                                          -------         -------
                   Total Company                           2,764          $1,908
                                                          -------         -------
                                                          -------         -------
                   % of Gross Accounts Receivables          16.6%           13.2%
                                                          -------         -------
                                                          -------         -------

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

Reserves for GenSource are provided at 100% of the expected bad debt. These receivables result from the sale of GenSource's computer software programs and related installation, maintenance and customized programming services.

BUILDING LEASES - Rent expense for the years ended December 31, 1997, 1996 and 1995 was $2.1 million, $0.8 million and $0.8 million, respectively.

The Company leases its office and operating facilities, equipment and automobiles under noncancellable operating leases. The aggregate future minimum annual rental payments required under these leases are as follows (in thousands):

                    For years ending
                    December 31,
                    -----------------
                         1998           $ 2,176
                         1999             1,656
                         2000             1,471
                         2001             1,394
                         2002               478
                         Thereafter       2,125
                                      -----------
                                        $ 9,300
                                      -----------
                                      -----------

                          INCOMNET, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


WORLDCOM CONTRACT - In September 1995, NTC entered into a new carrier contract with WorldCom, Inc. of Tulsa, Oklahoma, formerly Wiltel, Inc., covering a potential volume purchase of $600 million of long distance telephone time over a five year period commencing in November 1995.
Effective February 1996, NTC entered into a revised multiple-year $1.0 billion contract with WorldCom, Inc., which has a fixed term expiring January 2002. On May 12, 1997, NTC entered into an amendment to the contract under which the minimum purchase requirement was increased to $1.1 billion and the contract was extended through February 2003. As in the prior carrier contract with WorldCom, Inc., NTC has committed to purchase the designated volume of telephone time in accordance with a schedule over the term of the contract. NTC currently relies in part on the purchases of another unaffiliated long distance telephone service provider to meet its volume purchase requirements under the new contract. As of April 10, 1998, NTC was in default on its contract with WorldCom for approximately $2 million for services and also has a $4.3 million shortfall through February 28, 1998 on the take or pay provisions of the contract. NTC is in discussion with WorldCom, which has expressed a willingness to extend NTC relief from deficiency charges to the extent of NTC's overperformance. Pursuant to terms of the agreement to sell NTC, NTC and WorldCom have entered into an agreement under which WorldCom has deferred action on the default of the contract and has agreed to extend credit to NTC of up to $3 million that can be temporarily deducted from payments owing to WorldCom under terms of the carrier contract [see "Item 1. Business. Sale of National Telephone & Communications, Inc."]. As of April 10, 1998, NTC has deferred $2 million of payments to WorldCom under the contract and anticipates that it will use the remaining $1 million deferral.

11. NETWORK MARKETING COSTS:

NTC's net cost to operate its network marketing program consist of the following:

(IN $ MILLIONS)

                                                                            1997           1996
                                                                           ------         ------
Sales                                                                       15.0          $17.4
Cost of sales                                                               12.4           13.7
Operating expenses for support services                                      4.8            4.3
                                                                           ------         ------
          Total marketing-related costs                                     17.2           18.0
                                                                           ------         ------
          Net marketing cost                                                 2.2           $0.6
                                                                           ------         ------
                                                                           ------         ------
          % of total NTC (long distance & marketing) sales                   1.8%           0.6%

Marketing sales are generated by the sale of materials, training and support services to assist NTC independent sales representatives in selling new retail customers and enrolling other representatives in the NTC program. Beginning in January 1996, NTC began to accrue its obligation to provide customer support to its representatives. These reserved marketing revenues are reflected as deferred income on the Company's balance sheet and are amortized over the succeeding twelve months. The marketing-related costs include commissions paid to independent sales representatives for acquiring new retail telephone customers, as well as the cost of sales materials, salaries and wages of marketing department personnel, services required to support the independent sales representatives, and other directly identifiable support costs, but do not include residual commissions paid on continuing long distance telephone usage or the typical indirect cost allocations, such as floor-space and supporting departments. Marketing-related costs for 1997 and 1996, of $17.2 million and $18.0 million, respectively, are compared against marketing-related revenues for 1997 and 1996 of $15.0 million and $17.4 million, respectively. The results are a net loss in marketing-related activities for 1997and 1996 of $2.2 million and $0.6 million, or 1.8% and 0.6%, respectively, of total NTC sales.

12. COMPENSATION OF INDEPENDENT SALES REPRESENTATIVES:

The Company's subsidiary, NTC, compensates its independent sales representatives by an earned commission structure based upon signing up new telephone customers and based upon the telephone usage generated by those customers. Expenses associated with commissions, bonuses and overrides paid out to NTC's independent sales representatives for 1997 and 1996 were $18.4 million and $18.0 million, respectively.

13. SUBSEQUENT EVENTS:

On March 20, 1998, the Company sold its Auto Dismantler Network (known under the tradename "AutoNETWORK") to AutoSkill, Inc., a newly-formed corporation owned by Jeffrey Rubin of Rosslyn, NY and Robert Cohen of New York City, NY. The operations were sold for $1.3 million in cash as follows: $800,000 in cash was paid on the close of the transaction and a note for $500,00 was issued that is due on May 20, 1998. The note bears interest at 8%. As part of the transaction, the Company repaid $42,500 of a note for $185,000 that is payable to Mr. Rubin and Mr. Cohen. The Company has agreed to repay the remaining balance of $142,500 on or before May 20, 1998, although the Company

                          INCOMNET, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


also has an option to delay payment of $100,000 of the note until July 31, 1998 provided that the Company secures the balance of the note with 300,000 shares of stock that the Company owns in its Rapid Cast, Inc. subsidiary.

On March 31, 1998, National Telephone & Communications, Inc. ("NTC"), a wholly owned subsidiary of Incomnet, Inc. (the "Company"), entered into a definitive Asset Purchase Agreement, dated March 31, 1998 (the "Agreement"), with NTC Acquisition, Inc., a newly formed unaffiliated buyer (the "Buyer"), pursuant to which NTC has agreed to sell substantially all of its assets to the Buyer, and the Buyer has agreed to assume certain liabilities, subject to the terms and conditions of the Agreement. In order for the sale of the assets to close, certain conditions must be satisfied [see Item 1. Business - Agreement to Sell National Telephone & Communications, Inc. (NTC)"].

14. CHANGE IN ACCOUNTING:

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

15. SEGMENT INFORMATION:

In 1997, the Company conducted its business operations in three industry segments, including Telephone Services, Computer Software and Network Services. In 1995 and 1996, the Company conducted business in three segments, including Network Services, Telephone Services and Optical Systems. No one customer accounted for as much as 10% of the revenues of any segment in 1997, 1996 or 1995.

                          INCOMNET, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997


(IN THOUSANDS)
                                                        TELEPHONE      COMPUTER         NETWORK       GENERAL
YEAR ENDED DECEMBER 31, 1997                             SERVICES      SOFTWARE         SERVICES     CORPORATE     CONSOLIDATED
----------------------------                            ---------      ---------        --------     ---------     ------------
Sales                                                   $ 121,832       $  1,865         $1,440      $       7      $ 125,144
                                                        ---------       --------        --------     ---------     -----------
Operating income (Loss)                                    (2,418)            48            400        (11,430)       (13,400)
Income taxes                                                 (201)            --             --             --           (201)
                                                        ---------       --------        --------     ---------     -----------
Income (loss)                                             $(2,618)         $  48           $400      $ (11,430)     $ (13,601)
                                                        ---------       --------        --------     ---------     -----------
                                                        ---------       --------        --------     ---------     -----------
Identifiable assets                                      $ 34,469       $  1,807         $1,580         $2,658        $40,514
Depreciation and amortization                               2,812             44            255      $      --          3,111
Capital expenditures                                        5,051            716            107             12          5,886


                                                        TELEPHONE        OPTICAL        NETWORK        GENERAL
YEAR ENDED DECEMBER 31, 1996                             SERVICES        SYSTEMS       SERVICES      CORPORATE     CONSOLIDATED
----------------------------                            ---------      ---------        --------     ---------     ------------
Sales                                                  $  100,811       $  4,660         $1,426           $  8      $ 106,905
                                                        ---------       --------        --------     ---------     -----------
Operating income (loss)                                     3,735        (26,495)           475        (29,232)       (51,517)
Income taxes                                                  374         (8,449)           263             --         (7,812)
                                                        ---------       --------        --------     ---------     -----------
Income (loss) before minority interest
  and extraordinary items                                  $3,361     $  (18,046)          $212      $ (29,232)    $  (43,705)
                                                        ---------       --------        --------     ---------     -----------
                                                        ---------       --------        --------     ---------     -----------

Identifiable assets                                      $ 32,987       $  5,951         $1,562            $87        $40,587
Depreciation and amortization                               1,630            118            265        $ 2,334          4,347
Capital expenditures                                        6,412            669            143             --          7,224


                                                        TELEPHONE        OPTICAL        NETWORK        GENERAL
YEAR ENDED DECEMBER 31, 1995                             SERVICES        SYSTEMS       SERVICES      CORPORATE   CONSOLIDATED
----------------------------                            ---------      ---------        --------     ---------     ------------
Sales                                                    $ 83,127       $ 1,993          $1,370            $75        $86,565
                                                        ---------       --------        --------     ---------     -----------
Operating income (loss)                                     5,060         (1,040)           369         (3,324)         1.065
Income taxes                                                  365             --           (102)         $(152)           111
                                                        ---------       --------        --------     ---------     -----------
Income (loss) before minority interest
  and extraordinary items                                  $4,695        $(1,040)          $471        $(3,172)        $  954
                                                        ---------       --------        --------     ---------     -----------
                                                        ---------       --------        --------     ---------     -----------

Identifiable assets                                      $ 21,758      $  25,345         $1,569      $  25,434        $74,106
Depreciation and amortization                                 593            317            167          $ 987          2,064
Capital expenditures                                        6,681            199            509             --          7,389


                                                                   SCHEDULE II


                        INCOMNET, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                          DECEMBER 31, 1996 AND 1995


(IN THOUSANDS)




                                         Balance at             Amounts                           Balance
                                         beginning     charged to costs                            at end
Classification                           of period          an expenses      Write-offs(1)      of period
------------------                     -------------   -----------------     -------------      ----------

Year ended December 31, 1997
Deducted from asset accounts:
Accounts receivable reserve               $1,993         $5,242                 $(4,471)            $2,764
Patent reserves                               44                                    (44)
Notes receivable reserve                     209            169                                        378
Inventory reserves                           170            194                                        364
Reserve for marketable securities            225                                    (35)               190
                                          ------         ------                 --------            ------
Total                                     $2,641         $5,605                 $(4,550)            $3,696
                                          ------         ------                 --------            ------
                                          ------         ------                 --------            ------
Year ended December 31, 1996
Deducted from asset accounts:
Accounts receivable reserve               $1,063         $9,517                 $(8,587)            $1,993
Patent reserves                            2,019          7,916                  (9,891)                44
Notes receivable reserve                     209          1,472                  (1,472)               209
Inventory reserves                           100             70                                        170
Reserve for marketable securities             34            225                     (34)               225
                                          ------         ------                 --------            ------
Total                                     $3,425        $19,200                $(19,984)            $2,641
                                          ------         ------                 --------            ------
                                          ------         ------                 --------            ------
Year ended December 31, 1995
Deducted from asset accounts:
Accounts receivable reserve                 $991         $7,590                 $(7,518)            $1,063
Patent reserves                                0          2,019                      --              2,019
Notes receivable reserve                       0            209                      --                209
Inventory reserves                             0            100                      --                100
Reserve for marketable securities          2,000             --                  (1,966)                34
                                          ------         ------                 --------            ------
Total                                     $2,991        $ 9,918                 $(9,484)            $3,425
                                          ------         ------                 --------            ------
                                          ------         ------                 --------            ------

(1) Amounts are net of recoveries.