Form 10-K/A
period 1997-12-31
INCOMNET INC
filed 1998-04-30
CIK 353356

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

Aggregate market value of voting common stock held by
non-affiliates of the registrant (based upon the average
of the closing bid and ask prices of $0.53 and $0.56,
respectively, as reported by the NASDAQ System on
April 9, 1998)                                                     $ 6,535,863

Number of shares of registrant's common stock outstanding as
of  April 9, 1998                                                   14,508,021

DOCUMENTS INCORPORATED BY REFERENCE:


TABLE OF CONTENTS                                                                                PAGE
-----------------                                                                                ----
INTRODUCTORY NOTE                                                                                  5

PART I
     ITEM 1 - BUSINESS
          General                                                                                  5
               Telephone Services                                                                  5
               Computer Software                                                                   5
               Optical Systems                                                                     6
          National Telephone & Communications, Inc. (NTC)                                          6
               Products                                                                            6
               Network Marketing Program                                                           6
               Disclosure of Independent Representative Organizations
                          Related to NTC Executives                                                7
               WorldCom Contract                                                                   7
               Reincorporation of NTC in Delaware                                                  7
               Management Incentive Agreement                                                      7
          Agreement to Sell National Telephone & Communications, Inc. (NTC)                        8
               NTC Assets To be Sold                                                               8
               NTC and Company Liabilities To be Assumed                                           8
               Purchase Price For Assets                                                           8
               Purchase Price Adjustment                                                           8
               Escrow                                                                              8
               Pre-Closing Discussions and Breakup Fee                                             8
               Buyer's Capitalization                                                              9
               Pre-Closing Consultation                                                            9
               NTC's Conditions to Closing                                                         9
               Buyer's Conditions to Closing                                                       9
               Termination                                                                         9
               Covenant Not to Compete                                                             9
               Indemnification                                                                     9
               Shareholder Agreement                                                               9
               Letter of Credit                                                                    9
               PUC Consents                                                                        9
               Stop Loss Condition to Closing                                                     10
               Board Representation                                                               10
          GenSource Corporation                                                                   10
               General                                                                            10
               Change of Name                                                                     10
               Terms of Acquisition                                                               10
               Market for GenSource's Products and Services                                       11
               GenSource's Product Line                                                           11
          Rapid Cast, Inc. (RCI)                                                                  12
               General                                                                            12
               The Production and Dispensing of Prescription Eyeglass Lenses                      12
               The Fast Cast LenSystem                                                            12
               Marketing and Pricing Strategy                                                     12
               Manufacturing Strategy                                                             12
               Patents and Proprietary Rights                                                     13
               Governmental Regulation                                                            13
          Sale of AutoNETWORK Operations                                                          13
          Conveyance of Series A 2% Convertible Preferred Stock and Issuance of
               Series B 6% Convertible Preferred Stock                                            13
               Conveyance of Series A 2% Convertible Preferred Stock                              13
               Issuance of Series B 6% Convertible Preferred Stock                                14
               Voting                                                                             14
               Dividend                                                                           14
               Liquidation Preference                                                             14
               Conversion                                                                         14


TABLE OF CONTENTS                                                                                PAGE
-----------------                                                                                ----
               Redemption                                                                         15
               Registration Rights                                                                15
               Antidilution Provision                                                             15
               Restrictive Covenants                                                              15
               Issuance of $185,000 Convertible Debenture                                         15
          Employees, Officers and Directors                                                       15
               Employees                                                                          15
               Directors and Officers                                                             15
               Appointment of New Directors by the Company                                        16
               Appointment of Committee Members                                                   17
     ITEM 2 - Properties                                                                          17
     Item 3 - Legal Proceedings                                                                   18
          Securities and Exchange Commission Investigation                                        18
          Class Action and Related Lawsuits                                                       18
          Lawsuit Against Sam D. Schwartz                                                         19
          Complaint For Arbitration Against National Telephone & Communications
               (NTC) and Incomnet, Inc.                                                           20
          Settlement of Civil Consumer Protection Lawsuit With The State of California            20
          Settlement of Stevens Lawsuit                                                           20
          Settlement of the Atlanta Lawsuit                                                       20
          Settlement of the Section 16 (b) Lawsuit                                                21
          Settlement of Legal Action Against Prior Representatives                                21
          Potential Lawsuits                                                                      21
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 22

PART II
     ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               SHAREHOLDER MATTERS                                                                22
          Market Information                                                                      22
          Dividends                                                                               22
     ITEM 6 - SELECTED FINANCIAL DATA                                                             22
     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                23
          Overview                                                                                23
          Liquidity and Capital Resources                                                         23
          Results of Operations                                                                   24
     ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                         26
     ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                                                26

PART III
     ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS OF THE REGISTRANT                                                          26
     ITEM 11 - EXECUTIVE COMPENSATION                                                             26
     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                                     26
     ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                     26

PART IV
     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K                                                                           27
          Index to Financial Statements                                                           27
          Index to Exhibits                                                                       27
          Signatures                                                                              31
          Report of Independent Auditors                                                          32
          Consolidated Balance Sheet                                                              33
          Consolidated Statement of Operations                                                    34
          Consolidated Statement of Cash Flows                                                    35
          Consolidated Statement of Shareholders' Equity                                          37
          Notes to Consolidated Financial Statements                                              38


TABLE OF CONTENTS                                                                                PAGE
-----------------                                                                                ----

               Note 1 - Summary of Significant Accounting Policies                                37
               Note 2 - Funding of Marketing Commissions and
                              Deferred Income                                                     40
               Note 3 - Related Party Transactions                                                40
               Note 4 - Property, Plant and Equipment                                             40
               Note 5 - Patent Rights from Acquisition of RCI                                     41
               Note 6 - Investments, Notes Receivable and Other Assets                            41
               Note 7 - Notes Payable                                                             41
               Note 8 - Income Taxes                                                              43
               Note 9 - Shareholders' Equity                                                      44
               Note 10 - Commitments, Contingencies and Other                                     45
               Note 11 - Network Marketing Costs                                                  47
               Note 12 - Compensation of Independent Sales
                                 Representatives                                                  47
               Note 13 - Subsequent Events                                                        47
               Note 14 - Change in Accounting                                                     48
               Note 15 - Segment Information                                                      48
          Exhibit 21 - Subsidiaries of the Registrant
          Exhibit 27 - Financial Data Schedule

                              INTRODUCTORY NOTE

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company and its subsidiaries, please be advised that the Company and its subsidiaries' actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company or its subsidiaries, disadvantageous currency exchange rates, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, including the pending class action and related lawsuits and SEC investigation, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible adverse effects of the sale of assets by National Telephone & Communications, Inc. (NTC), the possible adverse effects of the failure by NTC to close the proposed sale of its assets, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its subsidiaries and businesses, adverse publicity and news coverage, inability to carry out marketing and sales plans, challenges to the Company's patents, loss or retirement of key executives, loss of independent sales representatives, changes in interest rates, inflationary factors, default on indebtedness and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM 1.  BUSINESS

GENERAL:

Incomnet, Inc. (the "Company") was incorporated under the laws of the State of California on January 31, 1974. The Company is engaged in the following businesses:

TELEPHONE SERVICES- The Company, through its wholly-owned subsidiary, National Telephone & Communications,-Registered Trademark- Inc. (NTC), markets long distance telecommunications services to commercial and residential customers in the United States. Service is provided by procuring long distance telecommunications transmission services from long distance communication carriers at high volume wholesale rates and reselling those services at retail rates. NTC uses a network marketing program of independent representatives to sell its telecommunications-related services to retail customers. The growth in NTC's telecommunications-related revenues is directly tied to its network marketing program. NTC's independent representatives typically pay an annual fee for certain materials, training and services from NTC which are used by the independent representatives to sell new retail customers and enroll other representatives in the NTC program. NTC pays the independent representatives a residual monthly commission on the telecommunications revenue. In addition, the network marketing program pays various bonuses and overrides when and if representatives obtain a minimum number of new telephone customers within a specific 30 to 60 day period. This program has been designed to bring NTC new retail telephone customers even if little or no growth occurs in the marketing program revenues. The new telecommunications revenues generally lag the new marketing program revenues by one to three months. Sales from this segment accounted for 96.8% of the Company's total 1997 sales. On March 31, 1998, NTC announced that it had reached an agreement to sell substantially all of its assets to NTC Acquisition, Inc., a newly-formed, unaffiliated corporation sponsored by Minneapolis, Minnesota-based John R. Dennis and Sire Capital Partners
[see "Item 1. Business-Sale of National Telephone & Communications, Inc."].

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

NATIONAL TELEPHONE & COMMUNICATIONS, INC. (NTC):

PRODUCTS - NTC is an inter-exchange carrier and reseller of long distance telephone services to residential and small business customers throughout the United States. NTC's primary product is its Dial-1 Telephone Service -TM-. Its other long distance telephone products are 800-Number services and prepaid and debit calling card services.

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

NTC believes it is in compliance with all State and Federal regulations governing multi-level marketing companies. However, to ensure the Company has objective and knowledgeable outside legal counsel in this area, NTC has formed a Regulatory Compliance Committee consisting of four former States Attorney General that periodically reviews NTC's marketing programs for such compliance.

On October 28, 1997, NTC reached a settlement of a civil consumer protection lawsuit with the State of California in which NTC agreed to pay costs and penalties of $1,250,600 and to institute safeguards associated with preventing switching long distance phone service without the permission of customers. On February 4, 1998, the California Public Utilities Commission
(CPUC) approved the settlement of an administrative action in which NTC agreed to pay $350,000 to the CPUC for customer restitution, educational brochures and investigative costs. In recent months, NTC has experienced a substantial decline in the number of its independent sales representatives, customers and revenues. The decline may be attributable in part to the terms of its settlement with the CPUC, which imposes significant new customer verification procedures and requirements on NTC. The Company is also preparing to conduct an audit of the NTC commission accounts for independent sales representatives to ascertain if there have been any improper payments. [see "Item 3. Legal Proceedings - Settlement of Civil Consumer Protection With The State of California".]

DISCLOSURE OF INDEPENDENT REPRESENTATIVE ORGANIZATIONS RELATED TO NTC EXECUTIVES - In order to eliminate potential conflicts of interest, at the end of 1992, NTC implemented its current policy that no senior, decision-making NTC executive or officer may have a downline organization of independent representatives involved with the selling of NTC's long distance telephone services and/or marketing programs ("Executive Downlines"). Violation of this policy subjects such an NTC officer/executive to immediate termination and forfeiture of all past and future commissions from such disallowed Executive Downlines. To the best of the Company's knowledge, none of NTC's senior officers/executives has an Executive Downline. In addition, NTC's current policy requires full disclosure by all senior NTC officers and executives of any NTC downline organizations headed by an immediate family member of such senior officer or executive as well as disclosure of the personal involvement of an immediate family member in the sale of NTC's long distance telephone services to retail customers ("Immediate Family Customers/Downlines"). To the best of the Company's knowledge, none of NTC's senior officers or executives have Immediate Family Customers/Downlines. The Company is preparing to conduct an audit to determine whether there are any Immediate Family Customers/Downlines of which it is not aware or which are, or were, violations of NTC policy.

WORLDCOM CONTRACT - In September 1995, NTC entered into a new carrier contract with WorldCom, Inc. of Tulsa, Oklahoma, formerly Wiltel, Inc., covering a potential volume purchase of $600 million of long distance telephone time over a five year period commencing in November 1995.
Effective February 1996, NTC entered into a revised multiple-year $1.0 billion contract with WorldCom, Inc., which has a fixed term expiring January 2002. On May 12, 1997, NTC entered into an amendment to the contract under which the minimum purchase requirement was increased to $1.1 billion and the contract was extended through February 2003. As in the prior carrier contract with WorldCom, Inc., NTC has committed to purchase the designated volume of telephone time in accordance with a schedule over the term of the contract. NTC currently relies in part on the purchases of another unaffiliated long distance telephone service provider to meet its volume purchase requirements under the new contract. As of April 10, 1998, NTC was in default on its contract with WorldCom for approximately $2 million for services and also has a $4.3 million shortfall through February 28, 1998 on the take or pay provisions of the contract. NTC is in discussion with WorldCom, which has expressed a willingness to extend NTC relief from deficiency charges to the extent of NTC's underperformance on its take or pay convenant. Because of the Asset Purchase Agreement between NTC and NTC Acquisition, Inc., NTC and WorldCom have entered into an agreement under which WorldCom has deferred action on the default of the contract and has agreed to extend credit to NTC of up to $3 million (including the $2 million default which has already occurred) that can be temporarily deducted from payments owing to WorldCom under terms of the carrier contract [see "Item 1. Business. Because of the Asset Purchase Agreement between NTC and NTC Acquisition, Inc., Sale of National Telephone & Communications, Inc."]. As of April 10, 1998, NTC has deferred $2 million of payments to WorldCom under the contract and anticipates that it will use the remaining $1 million deferral.

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

MANAGEMENT INCENTIVE AGREEMENT - On January 28, 1997 the Company entered into an amended and restated management incentive agreement with NTC pursuant to which the Company agreed to spin-off 10% of the shares it owns in NTC, to establish stock option programs for the senior executives, employees and key independent sales representatives of NTC, and to vote its shares for NTC management's slate of director nominees. The new management incentive agreement entirely supersedes the incentive agreements entered into by the Company with NTC in February and November 1996. See "Item 5. Other Information - Agreement with NTC Management" in the Company's Form 10-Q for the quarter ended September 30, 1996. In November 1996 the Company also entered into settlement agreements with Edward Jacobs and Jerry Ballah (the former Executive Vice President and director of NTC, who, until Feburary 28, 1998, was also the Executive Director, Global Marketing of NTC's network marketing program as a consultant to NTC), pursuant to which mutual general releases were given. The Company agreed to assume certain debt obligations of Mr. Jacobs and Mr. Ballah to NTC, as well as to make a cash payment to them to cover their tax liabilities from the debt forgiveness. See "Item 5. Other Information - Settlement Agreement with NTC Directors" in the Company's Form 10-Q for the quarter ended September 30, 1996. While Mr. Jacobs and Mr. Ballah were released from certain of their debt obligations to NTC pursuant to the settlement, the Company has not made any payments to them with respect to the tax liabilities to date. Mr. Jacobs and Mr. Ballah have made written demands of the company for the payments they assert are due under the settlement agreements made with the Company in November 1996
["see ITEM 3 Legal Proceedings -- Potential Lawsuits"].

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

NTC AND COMPANY LIABILITIES TO BE ASSUMED - The Buyer will assume only specified liabilities, including but not limited to (i) most of NTC's balance sheet liabilities, (ii) post-closing liabilities under all contracts that are part of the assigned assets, (iii) up to an aggregate of $10,000,000 of combined NTC debt to First Bank on its line of credit (NTC is currently in default under certain convenants in its loan agreement with First Bank), and deferred payables to WorldCom Communications, Inc., (iv) NTC's obligations to Edward Jacobs and certain consultants to NTC, (v) excise tax liabilities, (vi) any obligation to Paine Webber in connection with the transaction, (vii) NTC employee and consultant severance obligations in excess of $50,000, (viii) obligations to NTC's independent sales representatives, (ix) any obligations in connection with the pending arbitration case against NTC brought by Paul Yao et al and
(x) the Company's obligations to Edward Jacobs and Jerry Ballah under existing settlement agreements between the Company and those individuals.

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

SALE OF AUTONETWORK OPERATIONS:

On March 20, 1998, the Company sold its Auto Dismantler Network (known under the tradename "AutoNETWORK") to AutoSkill, Inc., a newly-formed corporation owned by Jeffrey Rubin of Rosslyn, NY and Robert Cohen of New York City, NY. The operations were sold for $1.3 million in cash, payable as follows:
$800,000 in cash was paid on the close of the transaction and a note for $500,000, bearing simple interest at the rate of 9% per annum was issued to the Company, payable in full on May 20, 1998. As part of the transaction, the Company repaid $42,500 of a note for $185,000 that is payable to Mr. Rubin and Mr. Cohen [see "Item 1. Business - Issuance of $185,000 Convertible Debenture."] The Company has agreed to repay the remaining balance of $142,500 on or before May 20, 1998, although the Company also has an option to delay payment of $100,000 of the note until July 31, 1998, provided that the Company secures the balance of the note with 300,000 shares of stock that the Company owns in its Rapid Cast, Inc. subsidiary. On April 29, 1998, the Company prepaid the remaining balance of its note due to Mr. Rubin and Mr. Cohen, and after a payment of $100,000 by AutoSkill, Inc. to the Company and certain adjustments, the outstanding balance of the note payable by AutoSkill, Inc. to the Company is $212,908.

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

CONVEYANCE OF SERIES A 2% CONVERTIBLE PREFERRED STOCK AND ISSUANCE OF SERIES B 6% CONVERTIBLE PREFERRED STOCK:

CONVEYANCE OF SERIES A 2% CONVERTIBLE PREFERRED STOCK - From September 20,
1996 to October 25, 1996, the Company sold 2,440 shares of Series A 2% Convertible Preferred Stock (the "Series A Stock") to 12 private investors
[see the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996]. The sale included an agreement that the Company would register the common stock issuable upon the conversion of the Series A Stock on a Form S-3 Registration Statement and included liquidated damages of 3% per month should the Registration Statement not be declared effective beginning 75 days after the funding was completed. The registration of such stock was delayed by the Securities and Exchange Commission, resulting in liquidated damage payment obligations being incurred by the Company to the holders of the Series A Stock.

On November 7, 1997, $1.7 million of the Series A Stock was purchased from four institutional investors, who were original purchasers of the Series A Stock, for $1.7 million by 12 individual investors. These individuals all agreed to waive all registration rights and liquidated damage rights associated with the Series A Stock and agreed that they will convert their Series A Stock into shares of the Company's common stock subject to Rule 144 of the Securities Act of 1933, as amended. The Company paid total liquidated damages of $540,000 in cash to the four original purchasers of the Series A Stock conveyed to the new buyers. On November 3, 1997, three other individuals converted $225,000 of the Series A Stock (i.e. the original investment amount) into the Company's common stock, subject to Rule 144. These three individuals received liquidated damages of $67,500 paid in additional shares of common stock at a price of $3.00 per share.

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

Effective January 17, 1997, the Company entered into an Amendment to the Employment Agreement with Melvyn Reznick pursuant to which the term of Mr. Reznick's Employment Agreement was extended for two additional years, until November 30, 1999. On June 8, 1997, the Company's Board of Directors approved an extension of the employment agreement with Mr Reznick until the earlier of (i) June 30, 2002, or (ii) six months after the date that 100% of the Company's holdings of NTC stock are sold, conveyed or otherwise distributed but no sooner than December 31, 1999 ("Early Termination Date"). His base compensation is set at $20,833 per month. In the event of an improper termination of the agreement by the Company for any reason, Mr. Reznick is entitled (i) to be paid a lump sum amount equal to his annual salary during the remaining term of his agreement plus his annual salary for three additional years, plus accrued bonus, if any, (ii) to receive all of his benefits during such period, and (iii) to exercise all of his vested stock options at any time during the remaining term of the options. In the event of an early termination because of the disposition of 100% of the Company's NTC stock, then the Company has agreed to pay Mr. Reznick a lump sum amount equal to the sum of the annual compensation and accrued but unpaid bonus (if any, with respect to the bonus) which would be payable to him for one additional year after the Early Termination Date, but not beyond June 30, 2002, as well as be entitled to receive his benefits during that period and exercise his vested stock options during the remaining term of the options.

Mr. Caswell's employment agreement has a term which expires on the earlier of
(i) December 31, 1999, or (ii) six months after the date that 100% of the Company's holdings of NTC stock are sold, conveyed or otherwise distributed. His base compensation is set at $9,583 per month. In the event of an improper termination of Mr. Caswell's employment agreement by the Company for any reason, Mr. Caswell is entitled (i) to be paid a lump sum amount equal to his annual salary during the remaining term of his agreement plus his annual salary for 15 additional months, (ii) to receive all of his benefits during that period, and (iii) to exercise all of his vested stock options at any time during the remaining term of the options. In the event of an early termination because of the disposition of 100% of the Company's NTC stock, then the Company has agreed to pay Mr. Caswell a lump sum amount equal to the sum of the annual compensation and accrued bonus (if any, with respect to the bonus) which would be payable to him for one additional year after the Early Termination Date, but not beyond December 31, 1999, as well as be entitled to receive his benefits during the remaining term of the options. In addition, Mr. Caswell also will receive a severance of eight months salary if he is terminated after the employment agreement expires.

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

On October 30, 1997, NTC entered into an employment agreement with Edward R. Jacobs, whose previous employment agreement expired on June 30, 1997. Under the new agreement, Mr. Jacobs will receive a salary of $40,000 per month for a period of two years. A change of control of NTC entitles Mr. Jacobs to terminate his employment agreement and receive a severance payment equal to the total compensation payable to him during the remaining term of the agreement. Pursuant to terms of the settlement with the California Public Utilities Commission [see "Item 3. Legal Proceedings - Settlement of Civil Consumer Protection Lawsuit With The State of California"] , Mr. Jacobs is required to resign from NTC by June 30, 1998. As part of the sale of NTC, it is anticipated that Mr. Jacobs will sever his relationship with NTC. As such, one of the terms of the sale of NTC is a general release from Mr. Jacobs stating that he has no outstanding claims against NTC or the Company []see "Item 1. Business - Agreement to Sell National Telephone & Communications, Inc. (NTC)"].

APPOINTMENT AND ELECTION OF NEW DIRECTORS BY THE COMPANY - On January 20, 1997, the Company's Board of Directors appointed Dr. Howard Silverman to fill a vacancy and become a member of the Board of Directors. Since March 1996, Dr. Silverman has been consulting for various companies in the optical and financial areas, including Andrew, Alexander, Wise & Company in New York, and Rapid Cast, Inc. From August 1995 to March 1996, Dr. Silverman served as a

Vice President of Corporate Finance for Rickel & Associates, an investment banking firm. From 1991 until he joined Rickel & Associates in 1995, Dr. Silverman was an independent business consultant specializing in early stage and mid-size operating companies. From 1985 to 1991, Dr. Silverman was the founder and Chairman of the Board of Directors of Vision Sciences, Inc., a company that developed, manufactured and sold in-office lens casting systems, which enabled the optical retailer to cast his own finished plastic optical lenses. Dr. Silverman was a member of the Board of Directors and the director of business development for Staar Surgical Co., Inc., a publicly owned company, from 1984 to 1990. He was the co-founder and Chief Operating Officer of Hydro-Optics, Inc., a manufacturer of hydrophilic contact lens, from 1974 until 1984. Dr. Silverman has also been the Vice President and Chief Operating Officer of Diversified Health Industries, Inc. and the President and Chief Executive Officer of Precision Contact Lens, Inc. Dr. Silverman had a private optometric practice in New York City from 1968 to 1972, specializing in contact lenses. Dr. Silverman earned a Bachelor of Science in Chemical Engineering from the College of the City of New York in 1965 and a Doctor of Optometry from Illinois College of Optometry in 1968.

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

The Company's subsidiary, NTC, currently leases approximately 64,000 square feet of office space in Irvine, California at a rate of approximately $66,000 per month. In April 1997, the Company entered into a new lease agreement on its primary facility in Irvine. The lease provides for an original, non-cancellable term of five years ending in April 2002 and seven 5-year extension periods at lease rates based on increases in the Consumer Price Index.

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

On December 15, 1997, the Company submitted an Offer of Settlement to the Pacific Regional Office of the Securities and Exchange Commission (SEC) to resolve a proposed public administrative proceeding against the Company. Under terms of the Offer of Settlement, the Company, without admitting or denying any specific findings by the SEC or paying any civil penalties, will agree to an order to cease and desist from committing or causing any violations of Section 10 (b) and 13 (a) of the Exchange Act and Rules 10b-5, 12b-20, 13a-11 and 13a-13 thereunder. In particular, the Company will not make any false or misleading statements in press releases or public reports filed with the Securities and Exchange Commission. As of April 10, 1998, a final resolution with the SEC in Washington, D.C. has not been concluded. At the same time as the Company submitted its Offer of Settlement to the SEC, two former directors of the Company, Stephen A. Caswell and Joel W. Greenberg, submitted nearly identical Offers of Settlement as the Company's Offer of Settlement. Mr. Caswell is presently employed as an officer of the Company [see Item 10 - Directors, Executive Officers, Promoters and Control Persons of the Registrant"].



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

COMPLAINT FOR ARBITRATION AGAINST NATIONAL TELEPHONE & COMMUNICATIONS, INC.
(NTC) AND INCOMNET, INC.:

In December 1997, NTC was served with a complaint for arbitration by Paul
Yao, Dennis Wong and their affiliates, who are prior independent sales representatives of NTC. In the complaint, the plaintiffs are alleging breach of contract, discrimination and other causes of action against NTC. As part of the proposed sale of the assets of NTC [see "Item 1. Business - Agreement to Sell National Telephone & Communications, Inc. (NTC)"], the Buyer of the assets has agreed to assume the liabilities of NTC to Paul Yao, Dennis Wong and the other plaintiffs. In April 1998, NTC entered into a Settlement Agreement and Mutual Release with the plaintiffs to which the parties have released each other from all claims and the arbitration proceeding will be dismissed with prejudice. Pursuant to the settlement agreement, NTC agreed to pay to the plaintiffs an undisclosed amount of cash that is not expected to materially impact the financial statements. In addition to the payment, NTC has agreed to pay the plaintiffs a small fixed payment for each verified new subscriber for NTC's long distance telephone service referred by plaintiffs, plus a residual commission on net revenues that NTC derives from those telephone customers. If the closing of the asset sale does occur, then NTC Acquisition, Inc. will pay the plaintiffs additional funds. If the closing of the asset sale occurs, NTC Acquisition, Inc. has also agreed to make certain lease payments for the plaintiffs on their business automobiles and on their business center in Monterey Park, CA. Prior to the closing of the sale of the assets of NTC to NTC Acquisition, Inc., NTC and the plaintiffs will enter into an agency agreement and thereafter, a marketing agreement, pursuant to which the plaintiffs will market NTC's (and NTC Acquisition, Inc.'s, if the closing occurs) long distance telephone service for (i) a residual commission on the net telephone revenues collected by NTC from customers who subscribe as a result of the marketing efforts of the plaintiffs, (ii) a small payment for each verified new subscriber who subscribes to NTC's long distance telephone service as a result of the plaintiffs marketing efforts, and (iii) options to purchase an undisclosed number of shares of the common stock of NTC Acquisition, Inc. exercisable at a price of $1.00 per share and vesting one-half on the closing of the asset sale and the balance in equal annual installments over a three-year period after the closing.

SETTLEMENT OF CIVIL CONSUMER PROTECTION LAWSUIT WITH THE STATE OF CALIFORNIA:

On October 28, 1997, the Company announced that its NTC subsidiary reached a settlement of a civil consumer protection lawsuit with the State of California. In the settlement, which NTC reached without admitting any wrongdoing, NTC agreed to a court order requiring it to implement policies to prevent the practice of switching customers' long distance telephone service without their permission or knowledge by its independent sales representives or employees, and agreed to pay $1,250,600 in costs and penalties. NTC also agreed to institute safeguards to prevent violations from occurring in the future. Among those safeguards, NTC agreed to wait 24 hours after the consumer agrees to switch his or her telephone company to NTC before calling the customer to confirm that the consumer really wants to switch to NTC. The lawsuit was brought through the California Attorney General's Office and the Orange County District Attorney Office. The California Public Utility Commission was the investigative agency. As part of a related administrative action, restitution to consumers was being sought by the Consumer Services Division of the California Public Utility Commission. On November 12, 1997, NTC reached a settlement with the staff of the California Public Utility Commission pursuant to which it agreed to pay to total of approximately $350,000 to the Commission for customer restitution, educational brochures and investigative costs. The terms of the settlement with the Commission require the resignation by June 30, 1998 of the officers and directors of NTC who were engaged prior to January 1, 1997, as well as the termination by February 28, 1998 of any consultants of NTC who were officers or directors of NTC prior to January 1, 1997. On February 4, 1998, the settlement was approved by the full California Public Utility Commission.

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

On April 7, 1998, an existing shareholder of the Company who owns approximately 5.7% of the outstanding stock of the Company filed a Schedule 13D with the Securities and Exchange Commission and, on April 9, 1998, also submitted a letter to the Board of Directors of the Company. The letter asked for an explanation of certain actions taken by the Company, including the Board's approval of the agreement to sell NTC [see "Item 1. Business - Agreement to Sell National Telephone & Communications, Inc. "(NTC)", and
"Item 12. Security Ownership of Certain Beneficial Owners and Management"]. On April 14, 1998, the shareholder filed an amended Schedule 13D disclosing that he owns more shares of the Company's common stock, equaling 6.5% of the outstanding stock as of the date of the amended filing. The shareholder also disclosed his intention to review the Company's management as well as NTC and its management, and the proposed sale of assets by NTC. The shareholder may seek to change the officers and directors of the Company and NTC, to render advice to the Companies, and to purchase or sell shares of the Company's common stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997, except for the election of directors, ratification of Stonefield Josephson as the Company's independent certified public accountants, and technical amendment of the Company's
Articles of Incorporation, as amended, which were voted upon and approved by the Company's stockholders at the Annual Meeting of the Shareholders held on December 15, 1997 [see "Item 1. Business - Appointment and Election of New Directors by the Company" and "Item 10. Directors. Executive Officers, Promoters and Control Persons of the Registrant"].

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

On April 16, 1998, the Company received a letter from the NASDAQ notifying the Company that the Company is not satisfying the listing criteria for the NASDAQ Small-Cap Market because its net tangible assets are less than $2 million. The letter stated that the Company has until April 30, 1998 to submit a plan for satisfying the listing requirements. The Company believes that the closing of the proposed sale of the assets of NTC to NTC
Acquisition, Inc. will achieve the required net tangible asset level to enable the Company to remain listed on the NASDAQ Small-Cap Market
[see "Item 1. Agreement To Sell Assets of National Telephone & Communications, Inc."]. The Company submitted this plan to the NASDAQ on April 30, 1998.
There is no assurance that the Company's plan will be accepted and its listing on the NASDAQ Small-Cap Market preserved.

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

LIQUIDITY AND CAPITAL RESOURCES:

GENERAL - Overall, the Company experienced negative cash flows of $1.4 million during 1997, resulting from cash used in operating activities of $9.2 million and cash used in investing activities of $3.9 million, which is a total of $13.1 million, offset by cash provided by financing activities of $11.7 million. The Company will need to raise additional capital in 1998 to fund settlement costs relating to pending litigation or to fund business operations if the pending sale of National Telephone & Communications (NTC) is not completed [see "Item 1. Business - Sale of National Telephone & Communications, Inc. (NTC)"]. There is no assurance that the sale of NTC will be completed or that the Company and NTC will have sufficient capital or financing to meet their needs should the sale not be completed. In the latter part of 1997, NTC began experiencing a substantial decline in revenues, the number of its independent sales representatives and telephone customers. NTC has little borrowing capacity remaining on its credit line with First Bank and is experiencing net operating deficits. NTC is in default on certain covenants in its line of credit with First Bank and its Carrier contract with WorldCom. There is no assurance that NTC will have sufficient working capital to remain in business during 1998. In the short run, certain of its working capital needs are being met by an agreement with WorldCom, Inc. to permit NTC to defer a portion of the payments owed by NTC to WorldCom
[see "Item 1. Business - National Telephone & Communications, Inc."]. Nevertheless, a shortgage of working capital and a continued decline in NTC's operating results and financial condition are on-going risks associated with the Company. Furthermore, after the sale of its AutoNETWORK division in March 1998, the Company no longer has the positive cash flow associated with that business, resulting in a larger operating deficit at the parent company, which is expected to continue in 1998. There is no assurance that the Company will be able to obtain additional capital or financing from any source. The sale of GenSource Corporation or sale of shares of Rapid Cast, Inc. is being contemplated by the Company as a means of raising additonal capital, but there is no assurance that such sales can be made on a timely basis or at all.

GOING CONCERN - As a result of the substantial net losses incurred by the Company and its subsidiaries in 1997, and because its current liabilities exceeded its current assets by $11,636,000 on December 31, 1997, the Company's independent certified public accountants have stated that there is substantial doubt regarding the Company's ability to continue as a going concern.

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

LITIGATION - The Company is subject to pending litigation and an investigation by the Securities and Exchange Commission. Management is not yet able to predict the impact of the pending litigation on its financial condition and results of operations. The Company has been advised by its attorneys that the investigation by the Securities and Exchange Commission will not result in a material impact on the Company's financial condition or results of operations. Other pending litigation may have a material adverse effect on the Company's financial condition and operating result. See "Item
3.  Legal Proceedings."

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

                                      PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The directors and executive officers of the Company and its wholly-owned subsidiaries, National Telephone Communications, Inc. (NTC) and GenSource Corporation (GenSource), are set forth below, along with their biographies:


Name                     Positions
----                     ---------
Melvyn Reznick           President, Chief Executive Officer, Chief Financial
                         Officer and Chairman of the Board, Incomnet and
                         GenSource.

Richard Horowitz         Director, Incomnet

Rolf Lesem               Director, Incomnet

Howard Silverman         Director, Incomnet

David Wilstein           Director, Incomnet

Nancy Zivitz             Director, Incomnet

Stephen A. Caswell       Vice President and Corporate Secretary, Incomnet and
                         Vice President, Director and Corporate Secretary of
                         GenSource

Edward R. Jacobs         Chairman, NTC

James R. Quandt          President and Chief Executive Officer, NTC

Victor C. Streufert      Senior Vice President -- Finance & Administration and
                         Chief Financial Officer, NTC

Michael J. Keebaugh      Vice President of Operations, NTC

Timothy M. Ciaccio       Vice President of Information technology and Chief
                         Information Officer, NTC

Debra A. L. Chuckas      Senior Vice President of Marketing Support, NTC

Jerry C. Buckley         Director, GenSource

Eric Hoffberg            President and Chief Operating Officer, GenSource

Nora Kenner              Vice President of Consulting Services, GenSource

Michael Ewing            Vice President of  Sales & Marketing, GenSource


MELVYN REZNICK, 55, has been the President, Chief Executive Officer and
Chief Financial Officer of Incomnet since November 1995 and the Chairman of the Board since May 9, 1996. He also serves as the Chief Executive Officer, Chairman, President and Chief Financial Officer of GenSource Corporation since its acquisition on May 2, 1997 as California Interactive Computing, Inc. (CIC). CIC's name was changed to GenSource Corporation on October 15, 1997[see "Item 13
- Certain Relationships and Related Transactions - Change of Name of California Interactive Computing to GenSource Corporation"]. He has 30 years of experience in engineering, manufacturing, management, marketing, real estate and corporate development. Since 1978, he has been a partner in two real estate companies, Property Research and Management Co. and PRM Realty. Prior to entering the real estate industry, he was an engineer in the aerospace industry. He has a Bachelor of Science and a Master of Science in Mechanical Engineering from the Massachusetts Institute of Technology and is a member of the Society of Sigma Xi. He is also an active member of the National Association of Corporate Directors (NACD).

RICHARD M. HOROWITZ, 56, joined the Board in August 1997 to fill a vacancy. He has served as President of Management Brokers Insurance Agency (Beverly Hills,
CA) since 1974. He also serves as Chairman of Leviathan Corporation, a computer sales, consulting and software company, and Chairman of Dial 800, Inc., a telecommunication company. Since 1990, he has been a member of the Board of Directors of Trio-Tech International, a company that produces environmental testing equipment. He has an MBA from Pepperdine University.

ROLF LESEM, 66, was elected to the Board of Directors by shareholders at the Company's Annual Meeting held on December 15, 1997. He received his Bachelor's of Mechanical Engineering from Cooper Union School of Engineering in 1953 and his Master's of Science in Mechanical Engineering from Cornell University in 1955. He has also taken graduate courses at UCLA. Mr. Lesem has spent his career as a mechanical engineer in the aerospace industry. Since 1995, he has been involved in the design of ruggedized handheld computing systems for Litton Data Systems (Moorpark, CA). In 1993 to 1994, he was involved in the design of photographic processing equipment for Colourtronic (Chatsworth, CA). From 1986 to 1993, he worked for Teledyne Systems Co. (Northridge, CA) designing air and spacecraft subsystems.

HOWARD SILVERMAN, 57, joined the Company's Board in January 1997 to fill a vacancy on the Board. He is presently an independent consultant in the field of investment banking. From November 1996 to October 1997, he served as an investment banking consultant with Andrew, Alexander, Wise & Co. (New York, NY). From May 1995 to November 1996, Mr. Silverman served as Vice President of Corporate Finance for Rickel & Associates. From 1991 until he joined Rickel, he served as an independent consultant to early stage and mid-sized operating companies. From 1985 to 1991, he was the founder and Board Chairman of Vision Sciences, a company that developed, manufactured and sold in-office lens casting systems. In 1968, Dr. Silverman received a Doctor of Optometry from Illinois College of Optometry and in 1965, he received a Chemical Engineering degree from the College of the City of New York.

DAVID WILSTEIN, 69, joined the Board in August 1997 to fill a vacancy. He is the President and Chairman of the Realtech Group, a real estate development and management firm in Los Angeles, CA, which he founded in 1968. He is also the Chairman of the Board of Aero Products Research, a company that develops plastic products and is a member of the Board of C. I. Systems, a company that develops electro-optical test equipment. Mr. Wilstein has a B.S. in Civil Engineering from the University of Pittsburgh.

NANCY S. ZIVITZ, 49, joined the Company's Board of Directors in November
1995. From 1987 to 1991, she was Senior Vice President of City National Bank in Washington, D.C. where she was head of the Retail Banking Unit. From 1991 to the present, she has been involved in community service for such organizations as the Coalition of Christians and Jews and the Association of Professional Women. She has a Bachelor of Business Administration from George Washington University.

STEPHEN A. CASWELL, 49, is Vice President and Corporate Secretary of
Incomnet. He joined the Company in August 1987 and has been Secretary since August 1989. He also is Vice President, Director and Corporate Secretary of GenSource since its acquisition by the Company. He was a director of Incomnet, Inc. from April 1988 to November 1995 when he resigned. On
December 15, 1997, Mr. Caswell submitted an Offer of Settlement to the Securities and Exchange Commission (SEC) associated with the Company's proposed offer of settlement to the SEC [see "Item 3. Legal Proceedings - Securities and Exchange Commission Investigation"]. Mr. Caswell is a leading expert in electronic messaging networks. From 1982 to 1987, Mr. Caswell had his own consulting firm that specialized in designing PC-based networking systems. He has a Master of Arts in Communications from American University in Washington, D.C. and a Bachelor of Arts in Philosophy from Tufts University.

EDWARD R. JACOBS, 60, is Chairman of the Board of Directors of NTC. He has in excess of 20 years experience in management with Fortune 500 firms such as CCH- Computax and McDonnell Douglas. For the five years before joining NTC in March 1992, he managed his own investment banking firm. Prior to that, he co-founded Dataccount Corporation, one of the largest privately held computerized financial services companies in Southern California.

JAMES R. QUANDT, 48, is President, Chief Executive Officer and a director of NTC. Prior to joining NTC in January 1997, Mr. Quandt was the Chairman of the Board of Directors of Global Financial Information Corporation, a privately held group of companies in the financial information and technology industry, a position which he held from 1995 to January 6, 1997. From 1991 to 1995, Mr. Quandt was the President and Chief Executive Officer of Standard & Poors Financial Information Services, a subsidiary of McGraw Hill Corporation in New York, New York. From 1980 to 1991, Mr. Quandt was an executive officer in various capacities with Security Pacific National Bank in Los Angeles, California. Mr. Quandt earned a Bachelors of Science in Economics and Business Administration from Saint Mary's College of California in 1971 and completed the program at the Graduate School of Business, Management Policy Institute, at the University of Southern California.

VICTOR C. STREUFERT, 40, is Senior Vice President of Finance & Administration, Chief Financial Officer and Secretary of NTC. Prior to joining NTC in 1997,
Mr. Streufert was Vice President of Finance and Chief Financial Officer for PYXIS Corp., a $200 million health care company, from 1995 to 1997. From 1989 to 1995, he was Executive Vice President and Chief Financial Officer for American Health Properties. Mr. Streufert has a Bachelors of Arts in Economics from Valparaiso University in 1979 and a Masters of Business Administration in Finance and Marketing from the University of Chicago in 1985.

MICHAEL J. KEEBAUGH, 43, has been the Vice President of Operations of NTC since March 1997. As Vice President of Operations, Mr. Keebaugh is responsible for the NTC Call Center, facilities management, billing, collections, and order processing, as well as the ongoing relationship with key vendors. Prior to joining NTC, Mr. Keebaugh was the Vice President of Operations for GE Capital Commercial Direct in Atlanta, Georgia, and the Vice President of Operations for Mid Communication, Inc. in Seattle, Washington. GE Capital Commercial Direct and Mid Communication, Inc. are both long distance telephone service resale companies. Prior to joining Mid Communication, Inc. in May 1995, Mr. Keebaugh worked in a variety of management positions, including National Customer Support Manager, for Sprint Communications in Overland Park, Kansas. Mr. Keebaugh has a Bachelor of Science degree from Bowling Green State University in Ohio.

TIMOTHY M. CIACCIO, 39, has been Vice President of Information Technology since August 1997. Prior to joining NTC, Mr. Ciaccio was Vice President of Information Technology for NextWave Telecom, Inc. where he was responsible for the defining and creation of the information systems organization for this nationwide wireless telecommunications start-up company. Before joining NextWave, Mr. Ciaccio was Vice President and Chief Information officer for LA Cellular, headquartered in Cerritos, CA where he was responsible for the strategic direction of information technology, including business applications and information systems architecture. Mr. Ciaccio has a Bachelors of Science in Information and Computer Science and a Masters Degree in Business Administration from the University of California at Irvine

DEBRA A. L. CHUCKAS, 38, is the Senior Vice President of Marketing Support for NTC and has held a number of other marketing positions with NTC since she joined that company in June 1993. As Senior Vice President of Marketing Support, Ms. Chuckas directs the development and implementation of long distance service marketing programs as well as the ongoing support of NTC's independent sales representatives. Prior to joining NTC, Ms. Chuckas held management positions in the retail industry where she was responsible for the management of a women's apparel chain. Ms. Chuckas has also held positions in the marketing, communication and management fields in the hotel industry in Chicago and New Orleans. Ms. Chuckas holds a Bachelors of Arts in Business Administration from the University of Hawaii.

JERRY C. BUCKLEY, 61, was one of the founders of GenSource Corporation in 1977 (formerly CIC until October 15, 1997 when its name was changed to GenSource) and served as GenSource's Chairman, President and CEO from GenSource's inception until GenSource was acquired by the Company on May 2, 1997. Prior to founding GenSource, he was employed in various positions in software development and engineering by Lockheed. He received a Bachelor of Arts in Geology from USC in 1960.

ERIC HOFFBERG, 43, has been employed at GenSource since January 1990 (formerly CIC until October 15, 1997 when its name was changed to GenSource) and has more than 20 years of experience in the insurance industry. From January 1991 to his promotion to President and Chief Operating Officer upon the acquisition of GenSource by the Company, he served as GenSource's Vice President of System Services. From January 1990 to December 1990, he served as the Director of Systems & Programming for GenSource. Prior to joining GenSource, he worked as Assistant Vice President & MIS Director for a subsidiary of Continental Insurance from 1988 to 1990. Mr. Hoffberg is married to Nora Kenner, an officer of GenSource. In 1976, he received a Bachelor of Arts in Business Administration from Long Beach State University.

NORA KENNER, 38, has been employed by GenSource since 1980 when she joined as an administrative assistant. From January 1991 to her promotion to Vice President of Consulting Services upon the acquisition of GenSource by the Company, she served as Assistant Vice President of Consulting Services. Prior to 1991, she served in various capacities, including Director of Consulting Services from 1988 to 1991. Ms. Kenner is married to Mr. Hoffberg, the President of GenSource. In 1979, she received a Bachelor of Arts in Biology from UCLA.

MICHAEL EWING, 44, is Vice President of Sales and Marketing at GenSource (formerly CIC until October 15, 1997 when its name was changed to GenSource). Prior to joining GenSource upon its acquisition by the Company, Mr. Ewing served as the Regional Director of Channel Sales for Business Objects (Newport Beach,
CA) from May 1996 to May 1997. Prior to that, he served as Regional Manager of Sales for VMark Software (Irvine, CA) from October 1990 to May 1996. In 1978, he received a Bachelor of Arts in Public Administration from UCLA.

ITEM 11 - EXECUTIVE COMPENSATION

The following tables set forth certain information concerning cash and stock option compensation paid or accrued by the Company for the years ended December 31, 1997, 1996 and 1995 to the Chief Executive Officer and to each of the five most highly compensated executives of the Company whose aggregate cash compensation, bonuses and stock option compensation exceeded $100,000.

                              TOTAL CASH COMPENSATION


Name of
Individual            Position                         1997             1996              1995
----------            --------                         ----             ----              ----
James Quandt          President and Chief Executive
                      Officer, NTC                     $572,469 (1)           --                --

Edward R. Jacobs      Chairman, NTC                    $484,157 (2)     $405,471 (2)      $292,499 (2)

Victor Streufert      Senior Vice President and
                      Chief Financial Officer, NTC     $335,189 (3)           --                --

Melvyn Reznick        President and Chief Executive
                      Officer, Incomnet                $250,000         $350,000 (4)      $15,234 (5)

Louis Cheng           Vice President, NTC              $176,615               --                --

Debbie Chuckas        Vice President, NTC              $171,944               --                --

Jerry Ballah (6)      Consultant, NTC                        --         $344,068          $360,537

William Savage (6)    Vice President
                       of Operations, NTC                    --         $185,574          $134,542


Richard Marting (6)   Vice President, NTC                    --         $175,746          $134,229

Stephen A. Caswell    Vice President, Incomnet         $115,000 (7)     $130,000 (8)      $ 80,000 (9)


-----------------------
(1)  Consists of a salary of $461,539 and a cash bonus of $122,707.

(2) All compensation was received as cash in the form of salary. Does not include proceeds of loans made to Mr. Jacobs by NTC [see "Item 3. Legal Proceedings - Potential Lawsuits"].

(3)  Consists of a salary of $240,000 and a cash bonus of $75,000.

(4)  Consists of a salary of $175,000 and a cash bonus of $175,000.

(5) Consists of cash compensation for one month of service based upon an annual salary of $182,800 per year.

(6) Mr. Ballah, Mr. Savage and Mr. Marting are no longer employed at NTC. Mr. Ballah resigned as an officer and director of NTC on March 20, 1997 and served as a consultant to NTC until February 28, 1998 at which time his relationship as an employee and consultant was severed. Mr. Ballah presently remains as an independent sales representative of NTC.

(7)  Consists of a salary of $115,000.

(8)  Consists of a salary of $90,000 and a cash bonus of $40,000.

(9) All compensation was received as cash in the form of salary. Does not include proceeds of loans made to Mr. Caswell by the Company [see "Item 13
     - Certain Relationships and Related Transactions - Note Receivable From Officer"].

                          TOTAL STOCK OPTION COMPENSATION

Name of
Individual            Position                               1997                1996                1995
----------            --------                               ----                ----                ----

Edward R. Jacobs      Chairman, NTC                            --                  --          $2,343,759 (1)

Stephen A. Caswell    Vice President, Incomnet                 --                  --            $996,599 (2)


(1) Consists of 150,000 stock options exercised at $5.00 per share on July 25, 1995 when the stock was priced at 20-5/8, bringing the Company $750,000. This stock was not sold at the time of exercise. The Company made a loan of $307,240 to Mr. Jacobs associated with this transaction [see "Item 3 - Legal Proceedings - Potential Lawsuits"].

(2) Consists of 89,582 stock options exercised at $5.00 per share on April 4, 1995 when the stock was priced at 16-1/8, bringing the Company $447,910. This stock was not sold at the time of exercise. The Company made a loan of $300,000 to Mr. Caswell associated with this transaction [see "Item 13 - Certain Relationships and Related Transactions - Note Receivable from Officer"].

STOCK OPTIONS AND WARRANTS GRANTED BY THE COMPANY

The following stock options and warrants are held by the following directors and executive officers of the Company. These stock options and warrants relate to the options to purchase the common stock of Incomnet, Inc. These stock options do not include any stock options or warrants issued by Rapid Cast, Inc. to two officers of the Company in consideration for services rendered and loans made to Rapid Cast, Inc.

                                                 Exercise or            Date of           Potential Value (8)
Employee              Type       Number           Base Price         Expiration              5%           10%
--------              ----       ------          -----------         ----------         -------       -------
Melvyn Reznick        options    25,000  (1)           $4.87            2/28/01           $  --         $  --
                      options   100,000  (2)            4.37             4/5/01              --            --
                      options    25,000  (1)            4.87            5/31/01              --            --

                      options    25,000  (1)            4.87            8/31/01              --            --
                      options    25,000  (1)            4.87           11/30/01              --            --
                      options    25,000  (2)            4.37            2/28/02              --            --
                      options    25,000  (2)            4.37            5/31/02              --            --
                      options    50,000  (3)            4.37     5 years from vesting        --            --
                      options   200,000  (1)(4)         4.87     5 years from vesting        --            --
Stephen A. Caswell    options    50,000  (4)            4.37     5 years from vesting        --            --
                      options    40,000  (5)            4.25            1/21/02              --            --
Mark Richardson       options    15,000                 4.37             4/5/01              --            --
                      options    15,000                 4.37             1/1/02              --            --
                      options    20,000  (6)            4.25            1/21/02              --            --
Nancy Zivitz          options    25,000                 4.37             2/5/01              --            --
                      options    25,000                 4.37             1/1/02              --            --
                      options    35,000  (6)            4.25            1/21/02              --            --
Howard Silverman      options    35,000  (7)            4.25            1/21/02              --            --


(1) These options were issued on November 30, 1995 pursuant to an employment contract between Mr. Reznick and Incomnet. All other options listed in this table were granted under the Incomnet 1996 Stock Option Plan.

(2) These options were issued for service to the Company and because Mr. Reznick had personally guaranteed a line of credit for the Company in the amount of $1,020,000. The Company repaid the line of credit in October 1996 and the line has been closed.

(3) These options do not vest until Rapid Cast, Inc. becomes a publicly-traded company.

(4) These options do not vest until Rapid Cast, Inc. achieves certain financial performance goals.

(5) These options were pledged as collateral for a loan provided to Mr. Caswell by the Company [see "Item 13 - Certain Relationships and Related Transactions - Note Receivable from Officer"] and were authorized for grant by the Board of Directors on January 21, 1997 upon recommendation of the Compensation Committee.

(6)  These options were granted by the Board of Directors on January 21, 1997.

(7)  These options were granted by the Board of Directors on January 21, 1997.


(8) These columns show the potential realizable value at assumed annual rates of stock price appreciation based upon the last reported sale price of the Company's common stock on April 17, 1998 on the NASDAQ Small Cap Market, which was $0.50 per share.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of April 29, 1998, with respect to each person who is known by the Company to own beneficially 5% or more of the Company's common stock:


Name and Address                        Amount and Nature of           Percent of Common
of Beneficial Owner                     Beneficial Ownership         Stock Outstanding (5)
-------------------                     --------------------         ---------------------
Robert Cohen (1)                              1,530,995                     10.55%

1500 Hempstead Turnpike
East Meadow, NY 11554

Stefanie Rubin (2)                            1,021,431                      7.04%
111 Deer Run
Rosslyn, NY 11577

John P. Casey (3)                               908,200                      6.26%
10220 River Road #115
Potomac, MD 20854

Gary Kaplowitz (4)                              867,727                      5.98%
1233 Beech St. #3
Atlantic Beach, NY 11509

Allan P. Rothstein (4)                          867,727                      5.98%
1233 Beech St. #3
Atlantic Beach, NY 11509

Sam D. Schwartz                                 860,644                      5.93%
11755 Wilshire Blvd. #1230
Los Angeles, CA 90025


-------------------------
(1) Mr. Cohen filed a Schedule 13-G on March 20, 1998. In the filing, he reported owning 85,603 shares of the Company's common stock, Series A Preferred Shares and Series B Preferred Shares that he reported was convertible on that date into 1,227,272 shares of such common stock, warrants to purchase 56,000 shares of such common stock, and a promissory note which he reported was convertible on that date into 112,120 shares of common stock of Incomnet, Inc.

(2) Mrs. Rubin filed a Schedule 13-G on March 9, 1998. In the filing, she reported owning 43,000 shares of the Company's common stock, Series A Preferred Shares that she reported was convertible on that date into 9,090 shares of the Company's common stock, Series B Preferred Shares that she reported was convertible on that date into 425,454 shares of the Company's common stock, options to purchase Series A Preferred Shares that she reported was convertible on that date into 333,333 shares of the Company's common stock, options to purchase 138,888 shares of the Company's common stock, and warrants to purchase 71,666 shares of the Company's common stock. She also reported that Jeffrey Rubin, the reporting person's spouse, is the holder of a promissory note which is currently convertible into 102,777 shares of the Company's common stock, as well as warrants to purchase 10,000 shares of the Company's common stock. The number of shares owned beneficially by Mrs. Rubin excludes all of the shares owned by her spouse.

(3) Mr. Casey filed a Schedule 13-D of April 17, 1998 in which he claimed direct ownership of 829,000 shares of the Company's common stock and shared voting power over 79,200 shares of the Company's common stock owned by his children. In his schedule 13-D, Mr. Casey expressed an intention to review the management of the Company and NTC, to review the pending sale of NTC's assets, and possibly attempt to cause a change of the Company's Board of Directors in the future [see "Item 3. Legal Proceedings - Potential Lawsuits"].

(4) Mr. Kaplowitz filed a Schedule 13-G on March 20, 1998 in which he stated he was acting as a member of a group that included Allan P. Rothstein. Both Mr. Kaplowitz and Mr. Rothstein own Series B Preferred Shares, the principal and accrued interest of which they each reported were convertible into approximately 867,727 shares of such common stock as of March 20, 1998.

(5) Assumes 14,508,021 shares of the Company's common stock. Does not include 570,000 stock options issued to directors and executives of the Company, which are at exercise prices ranging from $4.25 to $4.87. Does not include 1,500,000 shares of stock that have been reserved for the settlement of a class action lawsuit against the Company [see the "Item 3 - Legal Proceedings - Class Action and Related Lawsuits"]. Does not include 3,000.4 shares of Series A and Series B Convertible Preferred Shares, each of which has a value of $1,000, which may be converted into the Company's common stock. As of April 30, 1998, these shares can be converted into approximately 7,850,000 shares of the Company's common stock, including converted shares, dividends paid in stock and liquidated damage penalties paid in stock [see "Item 1. Business - Conveyance of Series A 2% Convertible Preferred Stock and Issuance of Series B 6% Convertible Preferred Stock"].

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth stock ownership of the management of the Company:


                                                   Amount of           Percent of Common
Name and Address                        Beneficial Ownership         Stock Outstanding (5)
----------------                        --------------------         ---------------------
Nancy Zivitz                                      564,300   (1)               3.89%
David Wilstein                                    537,179                     3.70
Richard Horowitz                                  332,400                     2.29
Rolf Lesem                                         78,000                     0.54
Melvyn Reznick                                     53,400   (2)               0.37
Stephen A. Caswell                                 20,000   (3)               0.14
Jerry C. Buckley                                      400                       --
Howard Silverman                                       --   (4)                 --
Edward R. Jacobs                                       --                       --
James R. Quandt                                        --                       --
Victor C. Streufert                                    --                       --
Michael Keebaugh                                       --                       --
Debra Chuckas                                          --                       --
Louis Cheng                                            --                       --
Eric Hoffberg                                          --                       --
Nora Kenner                                            --                       --
Michael Ewing                                          --                       --

All directors and officers as a group
  (17 persons)                                  1,585,679                    10.93


------------------------
(1) Does not include stock options or warrants to purchase 85,000 shares owned by Mrs. Zivitz, a member of the Company's Board of Directors, 50,000 of which have an exercise price of $4.37 per share and 35,000 of which have an exercise price of $4.25 per share. The stock options are exercisable as follows: 25,000 at any time until February 28, 2001, 25,000 at any time until January 1, 2002, and 35,000 at any time until January 22, 2002.

(2) Does not include stock options to purchase 25,000 shares at an exercise price of $4.87 per share, exercisable at any time until February 28, 2001, stock options to purchase 25,000 shares at an exercise price of $4.87 per share, exercisable at any time until May 31, 2001, stock options to purchase 25,000 shares at an exercise price of $4.87 per share, exercisable at any time until August 31, 2001, stock options to purchase 25,000 shares at an exercise price of $4.87 per share, exercisable at any time until November 30, 2001, and stock options to purchase 150,000 shares at an exercise price of $4.37 per share, exercisable at any time until April 5, 2001, with respect to 100,000 of those options, February 28, 2002, with respect to 25,000 of those options, and May 31, 2002, with respect to 25,000 of those options. Does not include stock options to purchase 200,000 shares at an exercise price of $4.87 per share, which do not vest until RCI achieves certain financial performance goals, and stock options to purchase 50,000 shares at an exercise price of $4.37 per share, which do not vest until RCI becomes a public company [see "Item 11- Executive Compensation - Stock Options and Warrants Granted By The Company"].

(3) Does not include stock options to purchase 50,000 shares at an exercise price of $4.37 per share, which do not vest until RCI achieves certain financial performance goals, and stock options to purchase 40,000 shares at an exercise price of $4.25 per share, exercisable at any time until January 22, 2002, which are pledged to the Company as additional collateral for a non-recourse loan previously made to Mr. Caswell [see "Item 13. Certain Relationships and Related Transactions - Note Receivable From
     Officer"].

(4) Does not include 35,000 stock options to purchase 35,000 shares of the Company's Common Stock at an exercise price of $4.25 per share, exercisable at any time until January 22, 2002.

(5) Assumes 14,508,021 shares of the Company's common stock. Does not include 570,000 stock options issued to directors and executives of the Company, which are at exercise prices ranging from $4.25 to $4.87. Does not include 1,500,000 shares of stock that have been reserved for the settlement of a class action lawsuit against the Company [see the "Item 3 - Legal Proceedings - Class Action and Related Lawsuits"]. Does not include 3,000.4 shares of Series A and Series B Convertible Preferred Shares, each of which has a value of $1,000, which may be converted into the Company's common stock. As of April 30, 1998, these shares can be converted into approximately 7,850,000 shares of the Company's common stock, including converted shares, dividends paid in stock and liquidated damage penalties paid in stock [see "Item 1. Business - Conveyance of Series A 2% Convertible Preferred Stock and Issuance of Series B 6% Convertible Preferred Stock"].



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NOTE RECEIVABLE FROM OFFICER

The Company has a note receivable from Stephen A. Caswell of $340,000, which was increased during 1996 from $300,000. Mr. Caswell is a Vice President and Corporate Secretary of the Company. The note receivable was in connection with the exercise of his options to purchase the Company's common stock at the request of the Company's former President. The Company has agreed to look only to the shares held by Mr. Caswell as a source of loan repayment. Accordingly, a reserve of $208,800 was provided in the fourth quarter of 1995, representing the difference between the market value of the shares held by the officer, and the amount of the loan. In January 1997, Mr. Caswell agreed to add to the collateral against the outstanding loan by pledging newly-granted stock options that he was issued to acquire 40,000 shares of stock at $4.25 per share. At that time, the Company also agreed that it would pay all tax-related expenses that Mr. Caswell might incur if the loan is not repaid in full.

LOAN BY THE COMPANY TO A DIRECTOR

On November 5, 1996, the Company extended to Nancy Zivitz, a member of the Company's Board of Directors, and her husband, Clarence Robert Zivitz, a loan of $265,000 at an interest rate of 10% until January 15, 1997. The loan was secured by 201,800 shares of the Company's common stock that was signed over to the Company by Mr. and Mrs. Zivitz. On January 15, 1997, the note was extended until May 1, 1997. A new note was signed on May 1, 1997 for $277,955 bearing interest at the rate of 10% per annum, due and payable in full on January 15, 1998. As of April 30, 1998, the note has not been repaid. The Company believes that Mr. and Mrs. Zivitz has defaulted on the note. In February 1998, the Company sent a demand letter to Mr. and Mrs. Zivitz for full payment. The note is secured by a perfected security interest in 201,800 shares of the Company common stock owned by them. The Company is preparing to foreclose and cancel the 201,800 shares securing the note, as well as seeking to collect the balance owed. As of April 27, 1998, the outstanding balance of the note, including interest, was approximately $305,000. Mr. and Mrs. Zivitz have informed the Company that they do not believe a default has occurred on either the principal or interest that is purportedly due the Company.

DISGORGEMENT OF SHORT SWING PROFITS TO THE COMPANY BY A DIRECTOR

On January 8, 1998, David Wilstein, a director of the Company, disclosed in a Form 4 that he had purchased 65,000 shares of the Company on January 5, 6, & 7, 1998 and sold 65,000 shares of the Company on December 1, 1998 at a higher price. On January 12, 1998, the Company informed Mr. Wilstein that he had generated a short swing profit in violation of Section 16(b) of the Securities and Exchange Act of 1934. On January 26, 1998, Mr. Wilstein returned to the Company short swing profits of $95,456 that were generated by the transactions.

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

     10.1      Employment Agreement with James Quandt, dated January 6,
               1997.(Incorporated by reference from Incomnet, Inc.'s Pre-
               Effective Amendment Number One to the Registration Statement on
               Form S-3 filed with the Securities and Exchange Commission on March 24, 1997.)

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

     10.22     Office Lease Between National Telephone & Communications, Inc.
               and the Landlord for the Office Space in Irvine, CA
               (Incorporated by reference from Incomnet, Inc.'s Registration
               Statement on Form S-3 filed with the Securities and Exchange
               Commission on January 20, 1998.)

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


Dated: April 30, 1998

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

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  SIGNATURE                CAPACITY                                      DATE
  ---------                --------                                      ----
/s/ MELVYN REZNICK         President, Chief Executive Officer,
------------------         and Chairman of the Board of Directors     April 30, 1998
  MELVYN REZNICK

/s/ RICHARD HOROWITZ       Director                                   April 30, 1998
--------------------
  RICHARD HOROWITZ

/s/ ROLF LESEM             Director                                   April 30, 1998
------------------
  ROLF LESEM

/s/ DR. HOWARD SILVERMAN   Director                                   April 30, 1998
------------------------
  Dr. HOWARD SILVERMAN

/s/ DAVID WILSTEIN         Director                                   April 30, 1998
--------------------
  DAVID WILSTEIN

/s/ NANCY ZIVITZ           Director                                   April 30, 1998
------------------
  NANCY ZIVITZ


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

A director of the Company has defaulted on a note payable to the Company in the principal amount of $265,000, plus approximately 18 months accrued interest at the rate of 10% per annum. On the maturity date of the note in February 1998, the Company sent a demand letter to the director for full payment. The note is secured by a perfected security interest in 201,800 shares of the Company common stock owned by them. The note has not been repaid and the Company is preparing to foreclose and cancel the 201,800 shares securing the note, as well as seeking to collect the balance owed. As of April 10, 1998, the outstanding balance of the note, including interest, was approximately $304,050. The director has informed the Company that the director does not believe a default has occurred on either the principal or interest that is purportedly due the Company.

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
                                      -----------
                                        $ 9,300
                                      -----------
                                      -----------

                          INCOMNET, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


WORLDCOM CONTRACT - In September 1995, NTC entered into a new carrier contract with WorldCom, Inc. of Tulsa, Oklahoma, formerly Wiltel, Inc., covering a potential volume purchase of $600 million of long distance telephone time over a five year period commencing in November 1995.
Effective February 1996, NTC entered into a revised multiple-year $1.0 billion contract with WorldCom, Inc., which has a fixed term expiring January 2002. On May 12, 1997, NTC entered into an amendment to the contract under which the minimum purchase requirement was increased to $1.1 billion and the contract was extended through February 2003. As in the prior carrier contract with WorldCom, Inc., NTC has committed to purchase the designated volume of telephone time in accordance with a schedule over the term of the contract.
NTC currently relies in part on the purchases of another unaffiliated long distance telephone service provider to meet its volume purchase requirements under the new contract. As of April 10, 1998, NTC was in default on its contract with WorldCom for approximately $2 million for services and also has a $4.3 million shortfall through February 28, 1998 on the take or pay provisions of the contract. NTC is in discussion with WorldCom, which has expressed a willingness to extend NTC relief from deficiency charges to the extent of NTC's underperformance on its take or pay convenent. Because of the Asset Purchase Agreement between NTC and NTC Acquisition, Inc., NTC and WorldCom have entered into an agreement under which WorldCom has deferred action on the default of the contract and has agreed to extend credit to NTC of up to $3 million (including the $2 million default which has already occurred) that can be temporarily deducted from payments owing to WorldCom under terms of the carrier contract [see "Item 1.--Business. Sale of National Telephone & Communications, Inc."]. As of April 10, 1998, NTC has deferred $2 million of payments to WorldCom under the contract and anticipates that it will use the remaining $1 million deferral.

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