Form 10-Q
period 1998-03-31
INCOMNET INC
filed 1998-05-20
CIK 353356

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998        COMMISSION FILE NO. 0-12386

                                   INCOMNET, INC.
                                   --------------
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

Number of shares of registrant's common stock outstanding as of March 31,
1998..................................................................14,508,021

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          INCOMNET, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)

                                                                  MARCH 31,   DECEMBER 31,
                                                                  ---------   ------------
ASSETS                                                                 1998           1997
                                                                       ----           ----
Current assets:
   Cash and cash equivalents                                      $   1,824       $    776
   Accounts receivable, including $305 due from related
      party at March 31, 1998 and less allowance for
      doubtful accounts of $3,520 at March 31, 1998 and
      $2,764 at December 31, 1997                                    10,921         13,850
   Notes receivable - current portion                                   457            237
   Notes receivable from officers & shareholders, net of
      reserves of $378 and $1,265                                       887            840
   Inventories                                                          220            315
   Other current assets                                                 790            876
                                                                   --------       --------
      Total current assets                                           15,099         16,894

Property, plant and equipment, at cost, net                          15,288         16,248
Goodwill, net                                                         6,655          6,484
Investments and other assets                                          1,054            888
                                                                   --------       --------
      Total assets                                                   38,096       $ 40,514
                                                                   --------       --------
                                                                   --------       --------

(DOLLARS IN THOUSANDS)

                                                                  MARCH 31,   December 31,
                                                                  ---------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                   1998           1997
                                                                       ----           ----
Current liabilities:
   Accounts payable                                                  10,067       $  9,792
   Accrued expenses                                                   6,326          7,366
   Current portions of notes payable & capitalized lease
   obligations                                                        9,050          9,383
   Deferred income                                                    1,380          1,989
                                                                   --------       --------
   Total current liabilities                                         26,823         28,530

Notes payable and capitalized lease obligations                       3,078          2,855
Liability in excess of assets of RCI                                  3,600          3,600
Shareholders' equity:
   Common stock, no par value; 20,000,000 shares
      authorized; 14,508,021 shares issued and outstanding
      at March 31, 1998 and 13,550,00 shares at December 31, 1997    71,898         70,811
   Preferred stock, no par value; 100,000 shares authorized;
      2,843.9 shares issued and outstanding at March 31, 1998,
      and 3,995 shares at December 31, 1997                           2,753          3,758
   Treasury stock                                                    (5,492)        (5,492)
   Accumulated deficit                                              (64,562)       (63,548)
                                                                   --------       --------
      Total shareholders' equity                                      4,596          5,529
                                                                   --------       --------
      Total liabilities and shareholders' equity                     38,096       $ 40,514
                                                                   --------       --------
                                                                   --------       --------


            See accompanying "Notes to Consolidated Financial Statements."

                          INCOMNET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            THREE MONTHS ENDED MARCH 31,

(DOLLARS IN THOUSANDS)

                                                                       1998           1997
                                                                       ----           ----
SALES                                                                19,007       $ 31,169
                                                                 ----------     ----------

OPERATING COSTS & EXPENSES:
   Cost of sales                                                     11,553         21,531
   General & administrative                                           6,369          6,159
   Depreciation & amortization                                          947            665
   Bad debt expense                                                   1,410          1,697
   Other (income)/expense                                               314            (83)
                                                                 ----------     ----------
   Total operating costs and expenses                                20,593         30,043
                                                                 ----------     ----------

   Gain on sale of AutoNETWORK                                          559             --

INCOME/(LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS            (1,027)         1,126

   Income tax benefits/(expense)                                         14            107
                                                                 ----------     ----------
INCOME/(LOSS) BEFORE EXTRAORDINARY ITEMS                             (1,013)         1,019

   Extraordinary items                                                   --              9
                                                                 ----------     ----------
NET INCOME/(LOSS)                                                   ($1,013)        $1,010
                                                                 ----------     ----------
                                                                 ----------     ----------
INCOME/(LOSS) PER COMMON SHARE
   AND COMMON SHARE EQUIVALENTS, BASIC AND DILUTED:

   Net income/(loss)                                                ($  0.7)        $  0.7
                                                                 ----------     ----------
                                                                 ----------     ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING                             14,508,000     13,550,000
                                                                 ----------     ----------
                                                                 ----------     ----------


            See accompanying "Notes to Consolidated Financial Statements."

                          INCOMNET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            THREE MONTHS ENDED MARCH 31,


 (DOLLARS IN THOUSANDS)


                                                                       1998           1997
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/income                                               $ (1,013)       $ 1,010
   Depreciation & amortization                                          905            739
                                                                 ----------     ----------
      Net cash inflow/(outflow) from operating activities              (108)         1,749
                                                                 ----------     ----------
CASH FLOWS FROM (INCREASE)/DECREASE
      IN OPERATING ASSETS:
   Accounts receivable                                                2,929         (2,194)
   Notes receivable - current portion                                  (220)          (147)
   Notes receivable - due from officers and shareholders                (47)          (357)
   Inventories                                                           95            (15)
   Prepaid expenses                                                      86              -
   Deferred tax                                                                        (41)
   Deposits & others                                                   (172)          (148)
                                                                 ----------     ----------
      Net cash inflow/(outflow) from changes in operating assets      2,671         (2,902)

CASH FLOWS FROM INCREASE/(DECREASE)
      IN OPERATING LIABILITIES:
   Accounts payable                                                     275            348
   Accrued expenses                                                  (1,040)           246
   Deferred income                                                     (609)          (727)
                                                                 ----------     ----------
      Net cash inflow/(outflow) from changes in operating
        liabilities                                                  (1,374)          (133)
                                                                 ----------     ----------
      Net cash inflow/(outflow) from operations                       1,189         (1,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of plant and equipment                                    55         (1,335)
    Organization cost                                                  (166)          (219)
   Patents/intangible assets                                             --              -
   Investment in lab tech                                                --             35
   Liability in excess of asset                                          --          2,801
                                                                 ----------     ----------
      Net cash inflow/(outflow) from investing activities        $     (111)    $    1,282


                                                                       1998           1997
                                                                       ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable - current                                          $  (333)       $   (68)
   Sale of common stock, net                                             80            465
   Preferred stock                                                        -           (365)
   Notes payable - long term                                            223           (114)
   Paid in capital                                                       --            36
                                                                    -------        -------
      Net cash inflow/(outflow) from financing activities               (30)           (46)
                                                                    -------        -------
      Net cash inflow/(outflow) from investing and financing           (141)        1,236
                                                                    -------        -------
      Net increase/(decrease) in cash and cash equivalents            1,048            (50)

Cash at beginning of period                                             776          2,214
                                                                    -------        -------
Cash at end of period                                               $ 1,824        $ 2,164
                                                                    -------        -------
                                                                    -------        -------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

 Conversion of preferred stock into common stock                      1,005             --

 The company recorded the following in connection with the
   change in the method of accounting of RCI from the
   consolidated to equity method
     Accounts receivable                                                 --        $(1,139)
     Inventory                                                           --         (2,449)
     Prepaid expenses and other                                          --           (245)
     Property and equipment - net                                        --           (888)
     Intangible assets                                                   --         (1,241)
     Other assets                                                        --            (35)
     Accounts payable                                                    --          2,656
     Accrued expenses                                                    --            862
     Notes payable                                                       --          3,630
     Cash received from RCI private placement                            --          2,449
                                                                                   -------
                                                                                    $3,600
                                                                                   -------
                                                                                   -------


           See accompanying "Notes to Consolidated Financial Statements."

                          INCOMNET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   MARCH 31, 1998


1.   MANAGEMENT'S REPRESENTATION:

The consolidated financial statements included herein have been prepared by the management of Incomnet, Inc. (the Company) without audit. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of March 31, 1998, and the results of operations for the three months ending March 31, 1998 and 1997, and cash flows for the three months ending March 31, 1998 and 1997.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the three years ending December 31, 1997, included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 1998. The interim results are not necessarily indicative of the results for a full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, National Telephone & Communications-TM-, Inc. (NTC) and GenSource Corporation-TM- . The statements do not include consolidated results of Rapid Cast, Inc., the Company's 29%-owned subsidiary, which is accounted for using the equity method of accounting. On March 20, 1998, the Company sold its AutoNETWORK division [see "Part II. Item
5. Sale of AutoNETWORK Operations"], and on March 31, 1998, the Company entered an agreement to sell its NTC subsidiary [see "Part II. Item 5. Agreement to Sell the Assets of National Telephone & Communications, Inc. (NTC)"].

REVENUE RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

(1) NTC's long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using any of NTC's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received, and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. Long distance telephone service sales in the three months ending March 31, 1998 totaled $17.1 million versus long distance telephone service sales of $25.1 million in the three months ending March 31, 1997, a decrease of 32%. On March 31, 1998, the Company approved an agreement to sell its NTC subsidiary [see "Item 5. Agreement to Sell the Assets of National Telephone & Communications, Inc. (NTC)"].

(2) NTC's marketing-related revenues are derived from programs and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for representative and certified trainer renewals, and the Company's Certified Trainer and Independent Representative programs. The Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related materials, net of amounts deferred for future services provided to the representatives, are booked as cash sales when the revenues are received. A portion of the revenues from marketing related programs and materials is deferred and recognized over a twelve month period to accrue the Company's obligation to provide customer support to its independent representatives. For the three months ending March 31, 1998, marketing sales totaled $0.7 million versus marketing sales of $5.7 million for the three months ending March 31, 1997, a decrease of 88%. On March 31, 1998, the Company approved an agreement to sell its NTC subsidiary [see "Item 5. Agreement to Sell the Assets of National Telephone & Communications, Inc. (NTC)"].

(4) Revenues from the Company's GenSource subsidiary are derived from the sale of computer software and from related services, such as software maintenance fees, custom programming and customer training. Revenues are recognized when software is shipped to customers and when services are performed and accepted by customers. Revenues in the three months ending March 31, 1998 totaled $0.8 million. Since the Company acquired GenSource in May 1997, there were no revenues for a comparable period in 1997. When maintenance fees are billed annually, the revenues are deferred and recognized ratably over a twelve month period.

(4) The Company's network service revenues are recognized as sales as the service is delivered. Network service sales in the three months ending March 31, 1998 totaled $0.4 million versus $0.4 million in the three months ending March 31, 1997. On March 20, 1998, the Company sold its AutoNETWORK division [see "Item 5. Sale of AutoNETWORK Operations"].

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

4.   NETWORK MARKETING COSTS:

During the three months ending March 31, 1998, NTC's net costs to operate its network marketing program was $0.7 million versus $0.5 million for the three months ending March 31, 1997, as summarized below (in $ millions):


                                        3 Months Ending     3 Months Ending
                                         March 31, 1998     March 31, 1997
                                        ---------------     ---------------
Sales                                        $  0.7              $  5.7
                                             ------              ------



Cost of sales                                  0.3                 4.9

Operating expenses for support services        1.1                 1.3
                                             -----               -----
     Total marketing-related costs             1.4                 6.2
                                             -----               -----
     Net marketing cost                      $ 0.7               $ 0.5
                                             -----               -----
                                             -----               -----
     % of total NTC (long distance &
         marketing) sales                     3.9%                1.8%

Marketing sales of $0.7 million for the three months ending March 31, 1998 and $5.7 million for the three months ending March 31, 1997 were generated by the sale of materials, training and support services to assist NTC independent sales representatives in selling new retail customers and enrolling other representatives in the NTC program. Effective January 1, 1996, the Company changed its accounting procedures to defer a portion of marketing revenues, which had previously been recognized upon receipt. The Company believes that the change is preferable because it provides a better matching of revenues with services provided to the marketing representatives.

5.   COMPENSATION OF INDEPENDENT SALES REPRESENTATIVES:

The Company's subsidiary, NTC, compensates its independent sales representatives by an earned commission structure based upon signing up new telephone customers and based upon the telephone usage generated by those customers. In the three months ending March 31, 1998, expenses associated with commissions, bonuses and overrides paid out to NTC's independent representatives were $1.3 million versus $5.4 million for the three months ending March 31, 1997, a decline of 76%.

6.   COMMITMENTS AND CONTINGENCIES:

LITIGATION - The Company is a defendant in a class action matter and related lawsuits alleging securities violations with respect to alleged false denial and non-disclosure of a Securities and Exchange Commission investigation and alleged non-disclosure of purchases and sales of the Company's stock by an affiliate of the former Chairman of the Board. In October 1997, the Company reached a settlement of the class action lawsuit and established a reserve of $8.65 million associated with the settlement. Because of the operational problems associated with NTC, there are no assurances that the settlement will be completed as proposed. Counsel for the Company, furthermore, is unable to estimate the outcome of the other lawsuits and is unable to predict a range of potential loss. Accordingly, no amounts have been provided for these additional lawsuits in the accompanying financial statements.

The Company is under investigation by the Securities and Exchange Commission under a non-public "formal order of private investigation." Management has furnished all information requested by the Commission and has been informed by its counsel that they do not believe the investigation will have a material adverse impact on its financial position or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES:

GENERAL - Overall, the Company experienced positive cash flows of $1 million during the first quarter ending March 31, 1998, resulting from a cash inflow from operating activities of $1.2 million and cash used in investing and financing activities of $141,000. The Company will need to raise additional capital in 1998 to fund settlement costs relating to pending litigation or to fund business operations if the pending sale of National Telephone & Communications (NTC) is not completed [see "Part II. Item 5. Agreement to Sell the Assets of National Telephone & Communications, Inc. (NTC)"]. There is no assurance that the sale of NTC will be completed or that the Company and NTC will have sufficient capital or financing to meet their needs should the sale not be completed. In the latter part of 1997, NTC began experiencing a substantial decline in revenues, the number of its independent sales representatives and telephone customers. NTC has no borrowing capacity remaining on its credit line with First Bank and is experiencing net operating deficits. NTC is in technical default on certain covenants in its line of credit with First Bank. There is no assurance that NTC will have sufficient working capital to remain in business during 1998. In the short run, certain of its working capital needs are being met by an agreement with WorldCom, Inc. to permit NTC to defer a portion of the payments owed by NTC to WorldCom. Nevertheless, a shortage of working capital and a continued decline in NTC's operating results and financial condition are on-going risks associated with the Company. Furthermore, after the sale of its AutoNETWORK division in March 1998 [see "Part
II. Item 5. Sale of AutoNETWORK Operations"], the Company no longer has the positive cash flow associated with that business, resulting in a larger operating deficit at the parent company, which is expected to continue in 1998. There is no assurance that the Company will be able to obtain additional capital or financing from any source. The sale of GenSource Corporation or sale of shares of Rapid Cast, Inc. is being contemplated by the Company as a means of raising additional capital, but there is no assurance that such sales can be made on a timely basis or at all.

CASH FLOW FROM OPERATIONS - The Company generated $1.2 million in positive cash flow from operations during the three months ending March 31, 1998, compared to a cash outflow of $1.3 million from operations during the prior year's comparable period. This year-to-year increase in cash flow from operations resulted primarily from an increase in accounts receivable of $2.9 million, which was offset by a net loss of $1 million and a net cash decrease from accrued expenses of $1 million. On March 20, 1998, the Company sold its AutoNETWORK operation, which will decrease cash flow in future quarters
[see "Part II, Item 5. OTHER INFORMATION - SALE OF AUTONETWORK OPERATIONS"].

CASH FLOW FROM INVESTING - The Company generated negative cash flows from investing activities of $111,000 in the three months ending March 31, 1998 versus positive cash flow of $1.3 million in the three months ending March 31, 1997.

CASH FLOW FROM FINANCING - The Company generated negative cash flows of $30,000 from financing activities in the three months ending March 31, 1998 compared to negative cash flows of $46,000 from financing activities in the three months ending March 31, 1997.

LITIGATION - The Company is subject to pending litigation and an investigation by the Securities and Exchange Commission. Management is not yet able to predict the impact of the pending litigation on its financial condition and results of operations. The Company has been advised by its attorneys that the investigation by the Securities and Exchange Commission should not result in a material impact on the Company's financial condition or results of operations. Other pending litigation may have a material adverse effect on the Company's financial condition and operating results [see "Part II. Item 1. Legal Proceedings.]"

GOING CONCERN - As a result of the substantial net losses incurred by the Company and its subsidiaries in 1997, and because its current liabilities exceeded its current assets by $11,636,000 on December 31, 1997, the Company's independent certified public accountants stated in their Auditor's Letter in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 1998, that there is substantial doubt regarding the Company's ability to continue as a going concern. As of March 31, 1998, current liabilities exceeded current assets by $11,814,000, which the Company believes would result in a similar concern from the Company's independent certified public accountant were an opinion letter to be issued based upon results for the three months ending March 31, 1998.

RESULTS OF OPERATIONS:

SALES - Sales in the first quarter ending March 31, 1998 decreased to $19.0 million from sales of $31.2 million in the first quarter ending March 31, 1997, a decrease of 39%. The majority of this decrease was attributable to NTC's decrease in sales to $17.8 million in the first quarter ending March 31, 1998 from $30.8 million in the three months ending March 31, 1997, a decrease of 42%. The following table summarizes the Company's sales performance by subsidiary and segment during the comparable first quarters in 1998 and 1997:


$ IN MILLIONS
-------------
SUBSIDIARY                                      SEGMENT          1998     1997
----------       --------------------------------------          ----     ----
NTC              Telephone (telecommunications services)        $17.1    $25.1
NTC                       Telephone (marketing programs)          0.7      5.7
GenSource                                      Software           0.8       --
AutoNETWORK                                     Network           0.4      0.4
                                                                -----    -----
Total Company Sales                                             $19.0    $31.2
                                                                -----    -----
                                                                -----    -----


COST OF SALES - Total Company cost of sales decreased to $11.5 million or 61% of sales during the quarter ending March 31, 1998 versus $21.5 million or 69% of sales during the comparable prior year quarter. The quarter-to-quarter decrease in cost of sales resulted largely from decreasing carrier costs associated with decreased telephone service sales by NTC. The gross margin of NTC's long distance telephone service for the first quarter ending March 31, 1998 was 44%, which increased from a gross margin of 37% in the first quarter ending March 31, 1997.

The following table summarizes the Company's changes in three major cost components for the first quarter:


$ IN MILLIONS                                                    1998    1997
----------------                                              -------  -------
Commissions, bonuses
     and overrides paid to NTC independent sales reps         $   1.3  $   5.4
Carrier costs for NTC's long distance telephone                   9.8     15.9
GenSource's cost of sales                                         0.2       --
AutoNETWORK                                                       0.2      0.2
                                                               ------   ------
     Total Cost of Sales                                       $ 11.5   $ 21.5
                                                               ------   ------
                                                               ------   ------


NTC's total commission, bonus and override expense decreased to $1.3 million in the first quarter of 1998 as compared to $5.4 million in the first quarter of 1997. NTC's carrier costs to deliver long distance telephone service to its telephone customers decreased to $9.8 million in the first quarter of 1998 compared to $15.9 million in the first quarter of 1997. This decrease in carrier costs reflects the year-to-year decline in telephone sales.

GENERAL & ADMINISTRATIVE - Total general and administrative costs increased to $6.4 million or 34% of sales in the first quarter ending March 31, 1998 versus $6.2 million or 20% of sales in the quarter ending March 31, 1997. General and administrative costs generally include the costs of employee salaries, fringe benefits, supplies, and related support costs which are required in order to provide such operating functions as customer service, billing, marketing, product development, information systems, collections of accounts receivable, and accounting. The increase in general and administrative costs in the current quarter primarily reflects (1) the addition of $0.6 million in general and administrative expenses for GenSource, which was not a part of the Company in the corresponding period in 1997 and (2) a relative increase in the percentage of general and administrative expenses at NTC in relationship to sales at NTC.

DEPRECIATION & AMORTIZATION - Total Company depreciation and amortization expense was $947,000 in the first quarter ending March 31, 1998 versus $665,000 in the first quarter of 1997. This increase was caused by increased investment by NTC in computer hardware and software, furniture and equipment, and leasehold improvements in 1997 prior to a decline in its sales and by an increase in investment in computer software and hardware by GenSource in 1997.

BAD DEBT EXPENSE - Total Company bad debt expense decreased to $1.4 million in the first quarter ending March 31, 1998 compared to $1.7 million in the first quarter of 1997. The quarter-to-quarter decrease in bad debt was caused primarily by decreases in sales volumes.

NET INCOME - The Company had a net loss in the first quarter ending March 31, 1998 of $1 million or 5.3% of sales compared to net income of $1 million or 3.2% of sales in the first quarter of 1997. The net loss was due to the substantial decrease in telephone sales and marketing sales at NTC.

PART II - OTHER INFORMATION

CAUTIONARY STATEMENTS:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company and its subsidiaries, please be advised that the Company and its subsidiaries' actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company or its subsidiaries, disadvantageous currency exchange rates, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, including the pending class action and related lawsuits and SEC investigation, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible adverse effects of the sale of assets of National Telephone & Communications, Inc. (NTC), the possible adverse effects of the failure by NTC to close the proposed sale of its assets, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its subsidiaries and businesses, adverse publicity and news coverage, inability to carry out marketing and sales plans, challenges to the Company's patents, loss or retirement of key executives, loss of independent sales representatives, changes in interest rates, inflationary factors, default on indebtedness and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 1.   LEGAL PROCEEDINGS

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION:

The investigation of the Company by the SEC has apparently been settled with respect to the Company and two former directors of the Company, Stephen A. Caswell and Joel W. Greenberg. Mr. Caswell is presently employed by the Company as Vice President and Corporate Secretary. On May 14, 1998, the Company, Mr. Caswell and Mr. Greenberg entered into an Offer of Settlement and Order with the Securities and Exchange Commission pursuant to which they agreed, without admitting or denying any wrongdoing, not to violate Sections 10(b) and 13(a) of the Exchange Act and Rules 10b-5, 12b-2, 13a-11 and 13a-13 thereunder of the Securities Exchange Act of 1934, as amended. No civil penalties or other financial sanctions were imposed on any of the parties. The final administrative order has not yet been entered by the SEC.

CLASS ACTION AND RELATED LAWSUITS:

The status of the pending class action lawsuit, SANDRA GAYLES; THOMAS COMISKEY, AS TRUSTEE FBO THOMAS COMISKEY, IRA; CHARLES KOWAL; ARTHUR KALTER; MATTHEW G. HYDE; ARTHUR WIRTH; AND ISABEL SPERBER, VS. SAM D. SCHWARTZ AND INCOMNET, INC., Case No. CV95-0399 AWT (BQRx), filed in the United States District Court for the Central District of California, Western Division, which was originally filed in January 1995, has not experienced any material changes from its status as described in "Item 3. Legal Proceedings" in the Company's Form 10-K/A for its fiscal year ending December 31, 1997, as filed with the Securities & Exchange Commission on April 30, 1998.

The status of the pending lawsuit, JAMES A. BELZ, ET AL VS. SAMUEL D. SCHWARTZ AND RITA SCHWARTZ, HUSBAND AND WIFE; STEPHEN A. CASWELL; JOEL W. GREENBERG; INCOMNET, INC., A CALIFORNIA CORPORATION; DAVID BODNER AND MURRAY HUBERFELD, filed in the United States District Court, District of Minnesota in July 1997, has not experienced any material changes from its status as described in "Item
3. Legal Proceedings" in the Company's Form 10-K/A for its fiscal year ending December 31, 1997, as filed with the Securities & Exchange Commission on April 30, 1998.

The status of the pending lawsuit, SILVA RUN WORLDWIDE LIMITED VS. INCOMNET, INC., SAM D. SCHWARTZ, BEAR STEARNS & CO., INC., LESLIE SOLMONSON, RONALD F. SEALE, MARINER RESERVE FUND, COMPANIA DI INVESTIMENTO ANTILLANO, COUTTS & CO. AG, SALVATORE M. FRANZELLA, PETER G. EMBIRICOS, AND JOS SCHUETZ, filed in the United States District Court for the Southern District of New York in November 1996, has not experienced any material changes from its status as described in "Item 3. Legal Proceedings" in the Company's Form 10-K/A for its fiscal year ending December 31, 1997, as filed with the Securities & Exchange Commission on April 30, 1998.

INCOMNET, INC. VS. SAM D. SCHWARTZ:

The status of the pending lawsuit, INCOMNET, INC. VS. SAM D. SCHWARTZ, filed in the Superior Court of California in the County of Los, which was originally filed in April 1997, has not experienced any material changes from its status as described in "Item 3. Legal Proceedings" in the Company's Form 10-K/A for its fiscal year ending December 31, 1997, as filed with the Securities & Exchange Commission on April 30, 1998. In the course of indemnifying Mark Richardson for his defense costs in the lawsuit brought against Mr. Richardson by Mr. Schwartz, the Company participated in the settlement of that case and thereby ended its ongoing defense cost obligation by issuing 65,000 shares of its Common Stock to Sam Schwartz. Mr. Richardson paid the balance of the settlement amount to Mr. Schwartz from his own funds. The Company is responsible for the remaining outstanding balance of approximately $50,000 owed to the law firm that represented Mr. Richardson in the litigation.

COMPLAINT FOR ARBITRATION AGAINST NATIONAL TELEPHONE & COMMUNICATIONS, INC.
(NTC) AND INCOMNET, INC.:

In December 1997, NTC was served with a complaint for arbitration by Paul Yao, Dennis Wong and their affiliates, who are prior independent sales representatives of NTC. In the complaint, the plaintiffs are alleging breach of contract, discrimination and other causes of action against NTC. As part of the proposed sale of the assets of NTC [see "Part II. Item 5. Agreement to Sell The Assets of National Telephone & Communications, Inc. (NTC)"], the Buyer of the assets has agreed to assume the liabilities of NTC to Paul Yao, Dennis Wong and the other plaintiffs. In April 1998, NTC entered into a Settlement Agreement and Mutual Release with the plaintiffs pursuant to which the parties have released each other from all claims and the arbitration proceeding will be dismissed with prejudice. Pursuant to the settlement agreement, NTC agreed to pay to the plaintiffs an undisclosed amount of cash. In addition to the payment, NTC has agreed to pay the plaintiffs a small fixed payment for each verified new subscriber for NTC's long distance telephone service referred by plaintiffs, plus a residual commission on net revenues that NTC derives from those telephone customers. If the closing of the asset sale does occur, then NTC Acquisition, Inc. will pay the plaintiffs additional funds. If the closing of the asset sale occurs, NTC Acquisition, Inc. has also agreed to make certain lease payments for the plaintiffs on their business automobiles and on their business center in Monterey Park, CA. Prior to the closing of the sale of the assets of NTC to NTC Acquisition, Inc., NTC and the plaintiffs will enter into an agency agreement and thereafter, a marketing agreement, pursuant to which the plaintiffs will market NTC's (and NTC Acquisition, Inc.'s, if the closing occurs) long distance telephone service for (i) a residual commission on the net telephone revenues collected by NTC from customers who subscribe as a result of the marketing efforts of the plaintiffs, (ii) a small payment for each verified new subscriber who subscribes to NTC's long distance telephone service as a result of the plaintiffs' marketing efforts, and (iii) options to purchase an undisclosed number of shares of the common stock of NTC Acquisition, Inc. exercisable at a price of $1.00 per share and vesting one-half on the closing of the asset sale and the balance in equal annual installments over a three-year period after the closing.

SETTLEMENT OF CIVIL CONSUMER PROTECTION LAWSUIT WITH THE STATE OF CALIFORNIA:

On October 28, 1997, the Company announced that its NTC subsidiary reached a settlement of a civil consumer protection lawsuit with the State of California. In the settlement, which NTC reached without admitting any wrongdoing, NTC agreed to a court order requiring it to implement policies to prevent the practice of switching customers' long distance telephone service without their permission or knowledge by its independent sales representatives or employees, and agreed to pay $1,250,600 in costs and penalties. NTC also agreed to institute safeguards to prevent violations from occurring in the future. Among those safeguards, NTC agreed to wait 24 hours after the consumer agrees to switch his or her telephone company to NTC before calling the customer to confirm that the consumer really wants to switch to NTC. The lawsuit was brought through the California Attorney General's Office and the Orange County District Attorney Office. The California Public Utility Commission was the investigative agency. As part of a related administrative action, restitution to consumers was being sought by the Consumer Services Division of the California Public Utility Commission. On November 12, 1997, NTC reached a settlement with the staff of the California Public Utility Commission pursuant to which it agreed to pay to total of approximately $350,000 to the Commission for customer restitution, educational brochures and investigative costs. The terms of the settlement with the Commission require the resignation by June 30, 1998 of the officers and directors of NTC who were engaged prior to January 1, 1997, as well as the termination by February 28, 1998 of any consultants of NTC who were officers or directors of NTC prior to January 1, 1997. On February 4, 1998, the settlement was approved by the California Public Utility Commission.

POTENTIAL LAWSUITS:

There is no assurance that claims similar to those asserted in the pending class action and related lawsuits, or other claims, will not be asserted against the Company by new parties in the future. In this regard, potential plaintiffs have from time to time asserted claims against the Company and its directors. Approximately 50 members of the class in the pending class action lawsuit against the Company have opted out of the class and may file separate lawsuits against the Company [see "Part II. Item 1. Legal Proceedings - Class Action and Related Lawsuits"]. If such claims are filed as legal complaints, the Company will seek to have them consolidated with other pending lawsuits, if appropriate, or will defend them separately.

On April 7, 1998, an existing shareholder of the Company who owns approximately 5.7% of the outstanding stock of the Company filed a Schedule 13D with the Securities and Exchange Commission and, on April 9, 1998, also submitted a letter to the Board of Directors of the Company. The letter asked for an explanation of certain actions taken by the Company, including the Board's approval of the agreement to sell NTC [see "Part II. Item 5. Agreement to Sell The Assets of National Telephone & Communications, Inc. (NTC)"]. On April 14, 1998, the shareholder filed an amended Schedule 13D disclosing that he owns more shares of the Company's common stock, equaling 6.5% of the outstanding stock as of the date of the amended filing. The shareholder also disclosed his intention to review the Company's management as well as NTC and its management, and the proposed sale of assets by NTC. On May 13, 1998, the shareholder filed an amended Schedule 13D disclosing that he has acquired more shares of the Company's common stock so that he owns approximately 8.1% of the total issued and outstanding stock as of the date of the filing. The shareholder further indicated that he intends to oppose the proposed sale of NTC's assets [see "Part
II. Item 5. Agreement to Sell The Assets of National telephone & Communications, Inc. (NTC)"] and stated that if the shareholders do not give the requisite approval for the sale he may then seek to replace at least a majority of the present members of the Company's board of directors and thereafter to replace the present chief executive officer of the Company and other members of senior management of Incomnet and NTC. He further stated that although he has no present plans to do so, he may do one or more of the following if he decides the circumstances warrant: he may enter into agreements with other shareholders to vote against the proposed sale of NTC; he may solicit proxies in opposition to the proposed sale of NTC; he may take legal action to oppose corporate actions by Incomnet or NTC that he believes would impair the value of Incomnet; he may call a special meeting of shareholders of Incomnet or otherwise seek to remove the existing board and elect new directors; he may seek to invalidate certain severance arrangements for senior management of NTC and Incomnet; and he may propose financing, possibly including financing by Mr. Casey and possibly involving the issuance of securities of Incomnet, in order to attempt to improve the cash flow, financial condition and results of operations of NTC and Incomnet.

There are also potential claims which may be asserted against the Company, but which have not been filed as complaints, by Edward Jacobs and Jerry Ballah for amounts owed to them pursuant to an agreement with the Company reached in November 1996 [see "Certain Relationships and Related Transactions - Settlement Agreement With NTC Directors in the Company's Proxy Statement, filed with the Securities and Exchange Commission on November 19, 1997"]. To date, no payment has been made on the settlement with Mr. Jacobs and Mr. Ballah other than the discharge of their payment obligations to NTC on loans made by NTC to them. Payment of the settlement with Mr. Jacobs and Mr. Ballah is expected to be made as part of the agreement to sell NTC [see "Part II. Item 5. Agreement to Sell the Assets of National Telephone & Communications, Inc. (NTC)"]. Should the sale of NTC not be completed and should the Company not pay the settlement, the amount of the damages to be asserted by Mr. Jacobs and Mr. Ballah would be approximately $988,000 plus interest, and possibly consequential damages relating to the nonpayment of their tax liability, if applicable. NTC and the Company do not believe that there is any basis for any claims by the prior consultant.

The Company has not yet made scheduled payments on promissory notes to four former shareholders of GenSource Corporation. Payments of approximately $50,375 were due on April 25, 1998. If the payments are not made in a timely manner by the Company, the Company may be sued for payment by those former shareholders. The Company is presently exploring funding alternatives, including the sale of its GenSource subsidiary, which will allow such payments to be made [see "Part
I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources"]. There can be no assurances that payments will be made in a timely manner or that a lawsuit may not be filed.

There also may be potential claims by prior or present independent sales representatives of NTC against NTC for alleged nonpayment of commissions or for the alleged improper allocation of commissions by NTC and NTC management responsible for such payments or allocations. There are also possible claims against NTC by Christopher Mancuso, a former consultant to NTC, who may assert claims against NTC for options or convertible debt units that were not provided under an alleged agreement with NTC for non-payment of consulting fees allegedly owed to him by NTC. The Company and NTC do not believe that there is any merit to the claims by Mr. Mancuso.

From time to time, the Company is also involved in litigation arising from the ordinary course of business, the ultimate resolution of which may or may not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

On February 10, 1998, the Securities and Exchange Commission declared effective a Registration Statement on Form S-3 in which the Company registered an aggregate number of 5,512,501 shares of the Company's common stock to be issued for purposes including: (i) the conversion of Series A and Series B Convertible Preferred Shares to shares of the Company's common stock [see "Part I. Business - Conveyance of Series A 2% Convertible Preferred Stock and Issuance of Series B 6% Convertible Preferred Stock" in the Company's Annual Report on Form 10-K/A, submitted to the Securities and Exchange Commission on April 30, 1998], (ii) as shelf shares by the Company as required and (iii) underlying warrants issued by the Company. In the period ending March 31, 1998, 756,867 shares of the Company's common stock registered as part of the Registration Statement declared effective on February 10, 1998 were issued. Of these common stock shares, 118,163 common stock shares were converted from 75 Series A Preferred Stock shares and 638,704 common stock shares were converted from 377 Series B preferred stock. No registered common stock shares underlying warrants were issued during the three months ending March 31, 1998 and no registered shelf shares were issued during the period ending March 31, 1998.

On April 1, 1998, the Company issued 350,000 registered shelf shares to Pacific Continental Securities Corporation, which may be sold on the open market on Company's behalf or issued directly to individuals as required. Of those shares, 50,000 shares of registered shelf shares were issued in partial payment of legal expenses [see "Part II. Item 1. Legal Proceedings - Incomnet, Inc. Vs. Sam D. Schwartz"] and 68,000 registered shelf shares have been sold on the open market, raising the Company $29,791. The Company, for the time being, has stopped the sale of shelf shares on the open market, although such sales may be made in the future.

As of May 20, 1998, a total of 2,165.9 shares of Series A and Series B Preferred Stock has been converted into 2,711,995 shares of the Company's common stock. As of May 20, 1998, there are 2,708.1 remaining shares of Series A and Series B Convertible Preferred Stock that may be converted into the Company's common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable for the three months ending March 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable for the three months ending March 31, 1998.

ITEM 5. OTHER INFORMATION

AGREEMENT TO SELL ASSETS OF NATIONAL TELEPHONE & COMMUNICATIONS, INC. (NTC):

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

NTC AND COMPANY LIABILITIES TO BE ASSUMED - The Buyer will assume only specified liabilities, including but not limited to (i) most of NTC's balance sheet liabilities, (ii) post-closing liabilities under all contracts that are part of the assigned assets, (iii) up to an aggregate of $10,000,000 of combined NTC debt to First Bank on its line of credit (NTC is currently in technical default under certain covenants in its loan agreement with First
Bank), and deferred payables to WorldCom Inc., (iv) NTC's obligations to Edward Jacobs and certain consultants to NTC, (v) excise tax liabilities,
(vi) any obligation to Paine Webber in connection with the transaction, (vii) NTC employee and consultant severance obligations in excess of an aggregate of $50,000, (viii) any obligations in connection with an arbitration case against NTC brought by Paul Yao et. al., which was recently settled
[see "Part I. Item 1. Legal Proceedings - Complaint for Arbitration Against National Telephone & Communications, Inc. and Incomnet, Inc."] and (ix) the Company's obligations to Edward Jacobs and Jerry Ballah under existing settlement agreements between the Company and those individuals.

PURCHASE PRICE FOR ASSETS - The purchase price for the assets to be acquired is
(i) $13,750,000 in cash, subject to adjustment, (ii) shares of the Buyer's common stock representing 16% of the outstanding shares of the Buyer's common stock on a fully diluted basis, and (iii) assumption of the liabilities described above by the Buyer. Pursuant to a separate Antidilution Agreement to be entered into by the Buyer and the Company, the Company's 16% ownership interest in the Buyer will not be reduced for the first 10% of new stock issued before or after the closing by the Buyer to the Buyer's officers, directors, employees or consultants, other than to John R. Dennis and his affiliates. In addition, NTC will have the right to purchase its pro rata portion of any new stock of the Buyer proposed to be issued to other controlling shareholders of the Buyer or their affiliates (i.e. preemptive rights), to enable NTC to have the opportunity to maintain its ownership percentage in the Buyer under such circumstances.

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

PRE-CLOSING DISCUSSIONS AND BREAKUP FEE - NTC and the Company may not solicit or provide information to other prospective buyers. NTC and the Company may, however, provide information to and negotiate with a third party which presents an unsolicited proposal if the failure to do so would be a breach of the fiduciary duty of the Board of Directors of the Company or NTC. NTC may also terminate the Agreement to enter into a financially superior offer. If NTC terminates the Agreement because it receives a financially superior offer, the Buyer will be entitled to a $500,000 break-up fee if within six months NTC sells substantially all of its assets to another party.

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

NTC'S CONDITIONS TO CLOSING - NTC's obligations are expressly conditioned on, among other things, (i) approval of the Agreement by the Company's shareholders,
(ii) receipt of a fairness opinion, (iii) receipt of releases from James Quandt and Victor Streufert with respect to their employment agreements, (iv) receipt of releases with respect to the Yao litigation/arbitration, which have been obtained, (v) receipt of releases from the lessors of the Hawaii and Irvine properties, equipment vendors, First Bank and WorldCom Communications, Inc., and
(vi) receipt of releases from Edward Jacobs, Jerry Ballah and Christopher
Mancuso.

BUYER'S CONDITIONS TO CLOSING - Buyer's obligations are expressly conditioned on, among other things, (i) execution of satisfactory employment agreements with James Quandt and Victor Streufert, which may have been accomplished, (ii) receipt of releases with respect to the YAO litigation/arbitration, which have been obtained, (iii) receipt of releases from Messrs. Jacobs, Ballah and Mancuso, (iv) receipt of consents from certain public utility commissions, and
(v) the Buyer will have entered into definitive financing agreements with lenders to provide financing of not less than $40 million to permit Buyer to complete the purchase and to provide working capital for the business.

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

INDEMNIFICATION - NTC and the Company will indemnify Buyer for breaches of representations, warranties and covenants (including with respect to non-assumed liabilities). Buyer will indemnify NTC and the Company for breaches of representations, warranties and covenants (including with respect to assumed liabilities). Indemnification obligations are subject to a $100,000 aggregate minimum. Indemnification obligations for breaches of representations are subject to a $2,500,000 limit. Indemnification obligations for covenant breaches (primarily assumed and nonassumed liabilities, as applicable) are not subject to a maximum limit. The Company's indemnification obligations for NTC's breaches of representations, warranties and covenants become effective only if
(i) NTC liquidates and dissolves, (ii) NTC dividends or distributes a material portion of its assets to its shareholders(s), or (iii) NTC otherwise transfers without value a material portion of its assets.

SHAREHOLDER AGREEMENT - At the closing, the Company and other shareholders of the Buyer will enter into a Shareholders Agreement. The Shareholders Agreement will provide for, among other things, (i) a limited preemptive right for NTC, as described above, (ii) a right of first refusal in favor of Buyer, (iii) drag-along rights in connection with the sale of Buyer by a majority interest of the shareholders, (iv) tag-along rights for NTC in connection with sales by certain other controlling shareholders of the Buyer and their affiliates, (v) registration rights for NTC (piggyback and PARI PASSU demand registration rights with certain other controlling shareholders), and (vi) limits on affiliate transactions by Buyer.

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

There is no assurance regarding whether or when the transactions contemplated by the Agreement and its related documents will close. NTC is presently in technical default on certain covenants under its credit facility with First Bank. The Company intends to call for a special meeting of the Company's shareholders to vote on whether to approve or disapprove the proposed Agreement. In order for the Agreement to be approved, the holders of more than 50% of the total issued and outstanding voting stock of the Company must vote in favor of approving the Agreement. The Company expects to circulate proxy statements to its shareholders in the near future describing the Agreement and related documents in greater detail, and soliciting the votes of its shareholders.

ISSUANCE OF $185,000 OF CONVERTIBLE DEBENTURES:

On January 20, 1998, the Company issued Convertible Secured Debentures (collectively, the "Debentures") to three individuals in the aggregate principal amount of $185,000, bearing simple interest at the rate of 10% per annum and secured by a perfected security interest in the Company's AutoNETWORK assets. The Debentures are due and payable in full on or before April 30,1998. At any time prior to the repayment of the Debentures, the Debenture holders have the right to convert the outstanding principal and interest balance of the Debentures into shares of the Company's common stock at a conversion ratio equal to the lesser of (i) $1.09 per share, or (ii) 80% of the average bid price for the Company's Common Stock on the public trading market for the five trading days immediately preceding the conversion date, as specified by the Debenture holder. The Company registered the shares issuable upon the conversion of the Debentures pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on February 10, 1998. In connection with the issuance of the Debentures, the Company also granted an aggregate of 18,000 warrants to purchase 18,000 shares of the Common Stock of the Company at an exercise price of $1.09 per share at any time until January 20, 2000. These warrants were granted to the Debenture holders on a pro rata basis. The Company also amended 105,000 of its outstanding warrants previously granted to affiliates of the Debenture holders in July and November 1997 by lowering the exercise price of 50,000 of the warrants from $5.26 per share to $3.50 per share, and by lowering the exercise price of 55,000 of the warrants from $3.00 per share to $2.00 per share. The Debenture holders have the right of first refusal to provide any additional financing to the Company until July 12, 1998.

On March 20, 1998, the Company sold its AutoNETWORK division to two of the Debenture holders. The Debenture is being paid off with the proceeds of the sale [see "Part II. Item 5. Sale of AutoNETWORK Operations"].

SALE OF AUTONETWORK OPERATIONS:

On March 20, 1998, the Company sold its Auto Dismantler Network (known under the tradename "AutoNETWORK") to AutoSkill, Inc., a newly-formed corporation owned by Jeffrey Rubin of Rosslyn, NY and Robert Cohen of New York City, NY. The operations were sold for $1.3 million in cash, payable as follows:
$800,000 in cash was paid on the close of the transaction and a note for $500,000, bearing simple interest at the rate of 9% per annum was issued to the Company, payable in full on May 20, 1998. As part of the transaction, the Company repaid $42,500 of a note for $185,000 that is payable to Mr. Rubin and Mr. Cohen [see "Part II. Item 5. Issuance of $185,000 Convertible Debenture."] The Company has agreed to repay the remaining balance of $142,500 on or before May 20, 1998. On April 29, 1998, the Company prepaid the remaining balance of its note due to Mr. Rubin and Mr. Cohen, and after a payment of $100,000 by AutoSkill, Inc. to the Company and certain adjustments, the outstanding balance of the note payable by AutoSkill, Inc. to the Company is $257,340.

LOAN BY THE COMPANY TO A DIRECTOR:

On November 5, 1996, the Company extended to a director of the Company a loan of $265,000 at an interest rate of 10% until January 15, 1997. The loan was secured by 201,800 shares of the Company's common stock that was signed over to the Company by the director. On January 15, 1997, the note was extended until May 1, 1997. A new note was signed on May 1, 1997 for $277,955 bearing interest at the rate of 10% per annum, due and payable in full on January 15, 1998. As of April 29, 1998, the note has not been repaid. The Company believes that the director has defaulted on the note. In February 1998, the Company sent a demand letter for full payment. The note is secured by a perfected security interest in 201,800 shares of the Company's common stock owned by the director. The Company is preparing to foreclose and cancel the 201,800 shares securing the note, as well as seeking to collect the balance owed, which is approximately $305,000, including principal and interest.

DISGORGEMENT OF SHORT SWING PROFITS TO THE COMPANY BY A DIRECTOR:

On January 8, 1998, a director of the Company, disclosed in a Form 4 that he had purchased 65,000 shares of the Company's common stock on January 5, 6, and 7, 1998 and sold 65,000 shares of the Company's common stock on December 1, 1998 at a higher price. On January 12, 1998, the Company informed the director that a short swing profit had been generated pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. On January 26, 1998, the director paid to the Company short swing profits plus accrued interest of $95,456 that were generated by the transactions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


REPORTS ON FORM 8-K, FILED FOR THE THREE MONTHS ENDED MARCH 31, 1998:

20.1 Report on Form 8-K/A - Stock Purchase Agreements and Promissory Notes Between Incomnet, Inc. and Jerry C. Buckley, Ralph Flygare, Robert Reisbaum, E.V. Schmidt, Diane Orendorff and Nora Kenner Hoffberg, dated April 25, 1997, filed with the Securities and Exchange Commission on January 16, 1998.

20.2 Report on Form 8-K/A - Escrow Agreements Between Incomnet, Inc. and Jerry
     C. Buckley, Ralph Flygare, Robert Reisbaum, and E.V. Schmidt,, dated April 25, 1997, filed with the Securities and Exchange Commission on January 21, 1998.

20.3 Report on Form 8-K - Agreement To Sell The Assets of National Telephone & Communications, Inc. (NTC) Between NTC and NTC Acquisition, Inc., dated March 31, 1998, filed with the Securities and Exchange Commission on April 9, 1998.


                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INCOMNET, INC.



Date:  May 20, 1998                     /s/ Melvyn Reznick
       ------------                     ------------------
                                        Melvyn Reznick
                                        President, CEO & CFO