Form 10-Q
period 1998-06-30
INCOMNET INC
filed 1998-08-14
CIK 353356

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998      COMMISSION FILE NO. 0-12386

                                   INCOMNET, INC.
                                   -------------
           A California                                  IRS Employer No.
           Corporation                                       95-2871296

                           20501 Ventura Blvd., Suite 265
                          Woodland Hills, California 91364
                            Telephone no. (818) 887-3400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: ........... None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
        OF THE ACT: .............................. Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__


Number of shares of registrant's common stock outstanding
      as of June 30, 1998......................................... 20,000,000

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          INCOMNET, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET


(DOLLARS IN THOUSANDS)
                                                                          (UNAUDITED)
                                                                            JUNE 30,       December 31,
                                                                          -----------      ------------
                                                                              1998             1997
                                                                              ----             ----
ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 1,879          $   776
  Accounts receivable, less allowance for
     doubtful accounts of $3,520 at June 30, 1998 and $2,764
     at December 31, 1997                                                     10,109           13,850
  Notes receivable - current portion                                              --              237
  Notes receivable from employees & shareholders, net of reserves
     of $209 at June 30, 1998 and $378 at December 31, 1997                      873              840
  Inventories                                                                     56              315
  Other current assets                                                           716              876
                                                                             -------          -------
     Total current assets                                                     13,633           16,894

Property, plant and equipment, at cost, net                                   14,867           16,248
Goodwill, net                                                                  6,055            6,484
Investments and other assets                                                     929              888
                                                                             -------          -------
     Total assets                                                            $35,485          $40,514
                                                                             -------          -------
                                                                             -------          -------


(DOLLARS IN THOUSANDS)
                                                                          (UNAUDITED)
                                                                            JUNE 30,       December 31,
                                                                          -----------      ------------
                                                                              1998             1997
                                                                              ----             ----

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $  9,728         $  9,792
  Accrued expenses                                                             6,478            7,366
  Current portions of notes payable & capitalized lease obligations            8,708            9,383
  Deferred income                                                              1,482            1,989
                                                                            --------         --------
  Total current liabilities                                                   26,396           28,530

Notes payable and capitalized lease obligations                                2,937            2,855
Liability in excess of assets of RCI                                           3,600            3,600
Shareholders' equity:
  Common stock, no par value; 20,000,000 shares
     authorized; 20,000,000 shares issued and outstanding
     at June 30, 1998 and 14,259,000 shares at
     December 31, 1997                                                        73,054           70,811
  Preferred stock, no par value; 100,000 shares authorized;
     1,841.7 shares issued and outstanding at June 30, 1998,
     and 3,995 shares at December 31, 1997                                     1,676            3,758
  Treasury stock                                                              (5,492)          (5,492)
  Accumulated deficit                                                        (66,686)         (63,548)
                                                                            --------         --------
     Total shareholders' equity                                                2,552            5,529
                                                                            --------         --------
     Total liabilities and shareholders' equity                             $ 35,485         $ 40,514
                                                                            --------         --------
                                                                            --------         --------



           See accompanying "Notes to Consolidated Financial Statements."

                          INCOMNET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            THREE MONTHS ENDED JUNE 30,



(DOLLARS IN THOUSANDS)
                                                                               1998             1997
                                                                            -----------     -------------
SALES                                                                       $    16,044     $    34,855
                                                                            -----------     -----------
OPERATING COSTS & EXPENSES:
  Cost of sales                                                                  10,195          24,610
  General & administrative                                                        5,519           7,851
  Depreciation & amortization                                                       963             732
  Bad debt expense                                                                  855             152
  Other (income)/expense                                                            639              67
                                                                            -----------     -----------
     Total operating costs and expenses                                          18,171          33,411
                                                                            -----------     -----------
GAIN ON SALE OF AUTONET                                                               4              --

INCOME/(loss) BEFORE INCOME TAXES                                                (2,123)          1,443

     Income tax benefits/(expense)                                                   50            (101)
                                                                            -----------     -----------
NET INCOME/(loss)                                                           $    (2,073)    $     1,342
                                                                            -----------     -----------
                                                                            -----------     -----------
INCOME/(loss) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS BASIC AND DILUTED:

  Net income/(loss)                                                         $     (0.12)     $     0.10
                                                                            -----------     -----------
                                                                            -----------     -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING                                         18,004,000      13,600,000
                                                                            -----------     -----------
                                                                            -----------     -----------


           See accompanying "Notes to Consolidated Financial Statements."

                          INCOMNET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             SIX MONTHS ENDED JUNE 30,

 (DOLLARS IN THOUSANDS)
                                                                            1998              1997
                                                                            ----              ----
SALES                                                                     $    35,051      $    66,023
                                                                          -----------      -----------
OPERATING COSTS & EXPENSES:
  Cost of sales                                                                21,748           46,141
  General & administrative                                                     11,888           14,010
  Depreciation & amortization                                                   1,910            1,397
  Bad debt expense                                                              2,265            1,848
  Other (income)/expense                                                          953               59
                                                                          -----------      -----------
     Total operating costs and expenses                                        38,764           63,455
                                                                          -----------      -----------
GAIN ON SALE OF AUTONET                                                           563               --

INCOME/(LOSS) BEFORE INCOME TAXES & EXTRAORDINARY ITEMS                        (3,150)           2,569

     Income tax benefits/(expense)                                                 64             (208)
                                                                          -----------      -----------
NET INCOME/(LOSS) BEFORE EXTRAORDINARY ITEMS                                   (3,086)           2,361
     Extraordinary items                                                           --                9
                                                                          -----------      -----------
NET INCOME/(LOSS)                                                              (3,086)           2,370
                                                                          -----------      -----------
                                                                          -----------      -----------
INCOME/(LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS BASIC AND DILUTED:

  Net income/(loss)                                                           $ (0.17)         $  0.18
                                                                          -----------      -----------
                                                                          -----------      -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING                                       17,880,000       13,500,000
                                                                          -----------      -----------
                                                                          -----------      -----------



           See accompanying "Notes to Consolidated Financial Statements."

                          INCOMNET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             SIX MONTHS ENDED JUNE 30,


 (DOLLARS IN THOUSANDS)
                                                                              1998            1997
                                                                            ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)/income                                                          $ (3,086)       $ 2,370
  Depreciation & amortization                                                   1,867          1,397
                                                                             --------        -------
     Net cash inflow/(outflow) from operating activities                       (1,219)         3,767
                                                                             --------        -------
CASH FLOWS FROM (INCREASE)/DECREASE
     IN OPERATING ASSETS:
  Accounts receivable                                                           3,741         (5,937)
  Notes receivable - current portion                                              237           (131)
  Notes receivable - due from officers and employees                              (33)          (780)
  Inventories                                                                     259          2,365
  Other current assets                                                            160           (437)
                                                                             --------        -------
     Net cash inflow/(outflow) from changes in operating assets                 4,364         (4,920)

CASH FLOWS FROM INCREASE/(DECREASE)
     IN OPERATING LIABILITIES:
  Accounts payable                                                                (64)          (291)
  Accrued expenses                                                             (1,002)          (221)
  Deferred income                                                                (507)          (555)
                                                                             --------        -------
     Net cash inflow/(outflow) from changes in operating liabilities           (1,573)        (1,067)
                                                                             --------        -------
     Net cash inflow/(outflow) from operations                                  1,572         (2,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of plant and equipment                                              486         (3,415)
  Liability in excess of asset                                                     --          3,600
  Goodwill, net                                                                  (429)        (2,167)
  Investments and other assets                                                    (41)         1,241
                                                                             --------        -------
     Net cash inflow/(outflow) from investing activities                     $     16         $ (741)



                                                                                1998         1997
                                                                              --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable - current                                                     $  (675)      $  1,280
  Sale of common stock, net                                                        34            527
  Preferred stock                                                                  --           (365)
  Notes payable - long term                                                        82            818
  Dividends                                                                        --             88
  Other - net                                                                      74             --
                                                                              -------        -------
     Net cash inflow/(outflow) from financing activities                         (485)         2,348
                                                                              -------        -------
     Net cash inflow/(outflow) from investing and financing                      (469)         1,607
                                                                              -------        -------
     Net increase/(decrease) in cash and cash equivalents                       1,103           (613)

Cash at beginning of period                                                       776           2,214
                                                                              -------        -------
Cash at end of period                                                         $ 1,879        $ 1,601
                                                                              -------        -------
                                                                              -------        -------

 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

Conversion of preferred stock into common stock                                 2,082             --
Common stock issued in satisfaction of dividend obligation                        127             --

 The company recorded the following in connection with the
  change in the method of accounting of RCI from the
  consolidated to equity method
     Accounts receivable                                                           --       $ (1,139)
     Inventory                                                                     --         (2,449)
     Prepaid expenses and other                                                    --           (245)
     Property and equipment - net                                                  --           (888)
     Intangible assets                                                             --         (1,241)
     Other assets                                                                  --            (35)
     Accounts payable                                                              --          2,656
     Accrued expenses                                                              --            862
     Notes payable                                                                 --          3,630
     Cash received from RCI private placement                                      --          2,449
                                                                                             -------
                                                                                              $3,600
                                                                                             -------
                                                                                             -------


           See accompanying "Notes to Consolidated Financial Statements."

                          INCOMNET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   JUNE 30, 1998

1.   MANAGEMENT'S REPRESENTATION:

The management of Incomnet, Inc. (the Company) without audit has prepared the consolidated financial statements included herein. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of June 30, 1998, and the results of operations for the three months and six months ending June 30, 1998 and 1997, and cash flows for the six months ending June 30, 1998 and 1997.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated audited financial statements and notes for the three years ending December 31, 1997, included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 1998. The interim results are not necessarily indicative of the results for a full year.

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

REVENUE RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

(1) NTC's long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using any of NTC's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received, and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. Long distance telephone service sales in the three and six months ending June 30, 1998 totaled $14.8 million and $32.0 million, respectively, versus long distance telephone service sales of $29.7 million and $54.8 million in the three and six months ending June 30, 1997, respectively.

(2) NTC's marketing-related revenues are derived from programs and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for representative and certified trainer renewals, and the Company's Certified Trainer and Independent Representative programs. The Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related materials, net of amounts deferred for future services provided to the representatives, are booked as cash sales when the revenues are received. A portion of the revenues from marketing related programs and materials is deferred and recognized over a twelve-month period to accrue the Company's obligation to provide customer support to its independent representatives. For the three and six months ending June 30, 1998, marketing sales totaled $0.6 million and $1.2 million, respectively, versus marketing sales of $4.3 million and $10.0 million for the three and six months ending June 30, 1997.

 (3) Revenues from the Company's GenSource subsidiary are derived from the sale of computer software and from related services, such as software maintenance fees, custom programming and customer training. Revenues are recognized when software is shipped to customers and when services are performed and accepted by customers. Revenues in the three months ending June 30, 1998 totaled $0.8 million. Since the Company acquired GenSource in May 1997, there were no revenues for a comparable period in 1997. When maintenance or custom programming fees are billed annually or received in advance, the revenues are deferred and recognized when services are rendered.

CONCENTRATION OF CREDIT RISK - The Company sells its telephone, network services and insurance-related software and related services to individuals and small businesses throughout the United States and does not require collateral. Reserves for uncollectible amounts are provided, which management believes are sufficient.

                          INCOMNET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   JUNE 30, 1998

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

NET INCOME PER SHARE - Net income per common share is based on the weighted average number of common shares and common share equivalents for 1998 and 1997.

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

4.   NOTES PAYABLE:

Short-term and long-term notes payable consist of the following as of June 30, 1998:

     Notes payable to founding stockholders of GenSource,
     interest at 8%                                                 $1,868,393

     Notes payable to bank for line of credit to NTC,
     Interest at prime plus 1.5%, due as current liability          $8,140,790

     Capitalized lease obligations                                  $1,635,716
                                                                   -----------
                                                                   $11,644,899
                                                                   -----------
                                                                   -----------


                          INCOMNET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   JUNE 30, 1998

5.   NETWORK MARKETING COSTS:

During the three and six months ending June 30, 1998, NTC's net costs to operate its network marketing program were $1.1 million and $3.1 million, respectively, versus net costs of $0.4 million and $0.6 million, respectively, for the three and six months ending June 30, 1997, as summarized below (in $ millions):

                                                3 MONTHS ENDING   3 Months Ending
                                                 JUNE 30, 1998      June 30, 1997
                                                ---------------   ---------------
Sales                                                 $  0.6            $  4.3
Cost of sales                                            0.8               3.3
Operating expenses for support services                  0.9               1.4
                                                     -------             -----
     Total marketing-related costs                       1.7               4.7
                                                     -------             -----
     Net marketing cost                               $  1.1            $  0.4
                                                     -------             -----
                                                     -------             -----
     % of total NTC (long distance &
         marketing) sales                                7.1%              1.2%

                                               6 MONTHS ENDING   6 Months Ending
                                                 JUNE 30, 1998     June 30, 1997
                                               ----------------  ----------------
Sales                                                 $  1.2            $ 10.0
Cost of sales                                            1.1               8.2
Operating expenses for support services                  2.0               2.4
                                                     -------             -----
     Total marketing-related costs                       3.1              10.6
                                                     -------             -----
     Net marketing cost                               $  1.9            $  0.6
                                                     -------             -----
                                                     -------             -----
     % of total NTC (long distance &
         marketing) sales                                5.7%              0.9%


Marketing sales of $0.6 million and $1.2 million, respectively, for the three and six months ending June 30, 1998 and $4.3 million and $10 million, respectively, for the three and six months ending June 30, 1997 were generated by the sale of materials, training and support services to assist NTC independent sales representatives in selling new retail customers and enrolling other representatives in the NTC program.

6.   COMPENSATION OF INDEPENDENT SALES REPRESENTATIVES:

The Company's subsidiary, NTC, compensates its independent sales representatives by an earned commission structure based upon signing up new telephone customers and based upon the telephone usage generated by those customers. In the three and six months ending June 30, 1998, expenses associated with commissions, bonuses and overrides paid out to NTC's independent representatives were $1.6 million and $2.9 million, respectively, versus $4.8 million and $10.9 million, respectively, for the three and six months ending June 30, 1997.

                          INCOMNET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   JUNE 30, 1998

7.   COMMITMENTS AND CONTINGENCIES:

LITIGATION - The Company is a defendant in a class action matter and related lawsuits alleging securities violations with respect to alleged false denial and non-disclosure of a Securities and Exchange Commission investigation and alleged non-disclosure of purchases and sales of the Company's stock by an affiliate of the former Chairman of the Board. In October 1997, the Company reached a settlement of the class action lawsuit and established a reserve of $8.65 million associated with the settlement. Because of the Company's financial position, there are no assurances that the settlement will be completed as proposed. Counsel for the Company, furthermore, is unable to estimate the outcome of the other lawsuits and is unable to predict a range of potential loss. Accordingly, no amounts have been provided for these additional lawsuits in the accompanying financial statements.

WORLDCOM CONTRACT - In September 1995, NTC entered into a new carrier contract with WorldCom, Inc. (WorldCom) of Tulsa, Oklahoma, formerly Wiltel, Inc., covering a potential volume purchase of $600 million of long distance telephone time over a five year period commencing in November 1995. Effective February 1996, NTC entered into a revised multiple-year $1.0 billion contract with WorldCom, which has a fixed term expiring January 2002. On May 12, 1997, NTC entered into an amendment to the contract under which the minimum purchase requirement was increased to $1.1 billion and the contract was extended through February 2003. As in the prior carrier contract with WorldCom, NTC has committed to purchase the designated volume of telephone time in accordance with a schedule over the term of the contract. NTC currently relies in part on the purchases of another unaffiliated long distance telephone service provider to meet its volume purchase requirements under the new contract. Since November 1997, NTC has not met the minimum monthly volume commitment on its contract with WorldCom. In February 1998, NTC entered into an agreement with WorldCom to extend credit to NTC of up to $3 million that can be temporarily deducted from payments owing to WorldCom under terms of the carrier contract. The agreement was entered into in anticipation of the completion of an Asset Purchase Agreement between NTC and NTC Acquisition, Inc. [see "Part II. Item 1. Legal Proceedings -- Potential Lawsuits -- Recapitalization of NTC" and "Item 5.
Other Information -- Termination of Agreement to Sell Assets of National Telephone & Communications, Inc. (NTC)"]. Subsequent to the termination of the agreement, NTC and WorldCom are renegotiating the repayment of the $3 million deferral and certain contract provisions, including the minimum monthly purchase commitments. There can be no assurances that there will be a favorable outcome to these negotiations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

The following is management's discussion and analysis of certain significant factors that have affected the results of operations and financial condition of the Company during the period included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes. The discussion herein is qualified by reference to the Cautionary Statements. See "Part II. Cautionary Statements".

LIQUIDITY AND CAPITAL RESOURCES:

GENERAL - Overall, the Company experienced positive cash flows of $1.1 million during the six months ending June 30, 1998, resulting from a cash inflow from operations of $1.6 million and cash used in investing and financing activities of $0.5 million. The Company will need to raise additional capital in 1998 to fund settlement costs relating to pending litigation and to fund business operations. There is no assurance that the Company and NTC will be able to raise sufficient capital or financing to meet their needs. In the latter part of 1997, NTC began experiencing a substantial decline in revenues, the number of its independent sales representatives and telephone customers. NTC has no borrowing capacity remaining on its credit line with First Bank, which has expired and is now due and payable in full, and continues to experience net operating deficits. NTC continues in discussions with First Bank as it seeks new funding sources. There is no assurance that NTC will be able to repay or refinance its loan from First Bank. There is no assurance that NTC will have sufficient working capital to remain in business during 1998 or be successful in obtaining new funding sources. A shortage of working capital and a continued decline in NTC's operating results and financial condition are on-going risks associated with the Company. Furthermore, after the sale of the Company's AutoNETWORK division in March 1998 [see "Part II.
Item 5. Sale of AutoNETWORK operations" in the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1998], the Company no longer has the positive cash flow associated with that business, resulting in a larger operating deficit at the parent company, which is expected to continue in 1998. The day-to-day operating deficit at the parent company is estimated to be approximately $45,000 per month, not including the substantial cost of outside consultants (which is currently running at approximately $220,000 per month) and the Company's investment in, and payments on the promissory notes due with respect to, the acquisition of GenSource Corporation (GenSource).
The promissory notes for GenSource started becoming due on April 25, 1998.
The aggregate monthly payment due on these promissory notes is approximately $50,000, except for the initial payment of approximately $30,000, which the Company made in April 1998. The Company is presently in default on the payment of these notes. The Company also does not have the liquid financial resources to invest in GenSource and has ceased making additional investments in GenSource. Because of the default on its notes to the prior shareholders of GenSource, the Company could lose some or all of its ownership of GenSource.
The failure by the Company to make further investment in GenSource could also slow GenSource's ability to continue developing its products in a timely manner and could have an adverse effect on the Company's financial condition and results of operations. There is no assurance that the Company will be able to obtain additional capital or financing from any source. The sale of shares of Rapid Cast, Inc. is being attempted by the Company as a means of raising additional capital, but there is no assurance that such a sale can be made on a timely basis or at all. Furthermore, such a sale, if made, is not likely to provide sufficient capital for the Company to fund NTC's business plan or to meet the Company's or its subsidiaries' financial requirements.

CASH FLOW FROM OPERATIONS - The Company generated $1.6 million in positive cash flow from operations during the six months ending June 30, 1998, compared to a cash outflow of $2.2 million from operations during the six months ending June 30, 1997. This year-to-year increase in cash flow from operations resulted primarily from a decrease in accounts receivable of $3.7 million, which was primarily offset by a net loss of $1.2 million and a decrease from accrued expenses of $1 million. On March 20, 1998, the Company sold its AutoNETWORK operations, which will decrease cash flow in future quarters [see "Part II. Item 5. Other Operations - Sale of AutoNETWORK operations in the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1998"].

CASH FLOW FROM INVESTING - The Company generated a positive cash flow from investing activities of $0.02 million in the six months ending June 30, 1998 versus a cash outflow of $0.7 million in the six months ending June 30, 1997. Cash used for the acquisition of plant and equipment was offset by a decrease in the net amount of goodwill.

CASH FLOW FROM FINANCING - The Company generated negative cash flows of $0.5 million from financing activities in the six months ending June 30, 1998 compared to a net cash inflow of $2.4 million from financing activities in the six months ending June 30, 1998. There was an outflow of cash from current notes payable of $0.7 million offset by increases in cash of $0.2 million associated with other financing activities.

LITIGATION - The Company is subject to pending litigation. Management is not yet able to predict the impact of the pending litigation on its financial condition and results of operations. Other pending litigation may have a material adverse effect on the Company's financial condition and operating results [see "Part II. Item 1. Legal Proceedings.]"

GOING CONCERN - As a result of the substantial net losses incurred by the Company and its subsidiaries in 1997, and because its current liabilities exceeded its current assets by $11.6 million on December 31, 1997, the Company's independent certified public accountants stated in their Auditor's Letter in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 1998, that there is substantial doubt regarding the Company's ability to continue as a going concern. As of June 30, 1998, current liabilities exceeded current assets by $12.8 million, which the Company believes would result in a similar concern from the Company's independent certified public accountant were an opinion letter to be issued based upon results for the six months ending June 30, 1998.

RESULTS OF OPERATIONS:

SALES - Sales in the second quarter ending June 30, 1998 decreased to $16.0 million from sales of $34.9 million in the second quarter ending June 30, 1997, a decrease of 54%. The majority of this decrease was attributable to NTC's decrease in sales to $15.3 million in the second quarter ending June 30, 1998 from $34 million in the second quarter ending June 30, 1997, a decrease of 55%. The following table summarizes the Company's sales performance by subsidiary and segment during the comparable second quarters in 1998 and 1997:



$ IN MILLIONS
-----------------
SUBSIDIARY                                       SEGMENT    1998      1997
-------------    ---------------------------------------    -----     -----
NTC              Telephone (telecommunications services)    $14.7     $29.7
NTC                       Telephone (marketing programs)      0.6       4.3
GenSource                                      Software       0.7       0.5
AutoNETWORK                                     Network        --       0.4
                                                            -----     -----
Total Company Sales                                         $16.0     $34.9
                                                            -----     -----
                                                            -----     -----


COST OF SALES - Total Company cost of sales decreased to $10.2 million or 63% of sales during the quarter ending June 30, 1998 versus $24.6 million or 70% of sales during the quarter ending June 30, 1997. The quarter-to-quarter decrease in cost of sales resulted largely from decreasing carrier costs associated with decreased telephone service sales by NTC. The gross margin of NTC's long distance telephone service for the second quarter ending June 30, 1998 was 36%, which increased from a gross margin of 30% in the second quarter ending June 30, 1997.

The following table summarizes the Company's changes in three major cost components for the second quarter:


$ IN MILLIONS                                              1998      1997
-------------------                                       ------    -------
Commissions, bonuses
     and overrides paid to NTC independent sales reps     $ 1.6     $  4.8
Carrier costs for NTC's long distance telephone             8.0       18.6
All other costs of sales                                    0.6        1.2
                                                         ------    -------
     Total Cost of Sales                                  $10.2     $ 24.6
                                                         ------    -------
                                                         ------    -------


NTC's total commission, bonus and override expenses decreased to $1.6 million in the second quarter ending June 30, 1998 as compared to $4.8 million in the second quarter ending June 30, 1997. NTC's carrier costs to deliver long distance telephone service to its telephone customers decreased to $8.0 million in the second quarter of 1998 compared to $18.6 million in the second quarter of 1997. This decrease in carrier costs reflects the year-to-year decline in telephone sales.

GENERAL & ADMINISTRATIVE - Total general and administrative costs decreased to $5.5 million or 34% of sales in the second quarter ending June 30, 1998 versus $7.9 million or 23% of sales in the quarter ending June 30, 1997. For the six months ending June 30, 1998, general and administrative costs were $11.9 million or 34% of sales versus $14 million or 21% of sales for the six months ending June 30, 1997. General and administrative costs generally include the costs of employee salaries, fringe benefits, supplies, and related support costs which are required in order to provide such operating functions as customer service, billing, marketing, product development, information systems, collections of accounts receivable, and accounting. The decrease in general and administrative costs in the current quarter were primarily attributable to reduction in overhead at NTC. The increase in the percentage of general and administrative expense primarily reflects the substantial decrease in sales at NTC, which has decreased at a more rapid rate than general and administrative expense has decreased. The following table shows the reduction in costs at NTC during the past year for salaries, fringe benefits, supplies and related support costs:


($ millions)                                        Three Months ended June 30,
                                                       1998              1997
                                                       ----              ----
Salaries                                              $  2.0            $  2.9
Fringe benefits                                          0.2               0.3
Supplies                                                 0.4               0.5
Related support costs                                    1.9               3.8
                                                       -----             -----
                                                      $  4.5            $  7.5


($ millions)                                        Three Months ended June 30,
                                                       1998              1997
                                                       ----              ----
Salaries                                              $  4.1            $  5.2
Fringe benefits                                          0.5               0.7
Supplies                                                 0.8               1.0
Related support costs                                    4.2               6.1
                                                       -----             -----
                                                      $  9.6            $ 13.0


As can be seen, costs for salaries, fringe benefits, supplies and related support costs at NTC have decreased to $9.6 million in the six months ending June 30, 1998 versus $13 million for the six months ending June 30, 1997, a decrease of 26%. In the three month ending June 30, 1998, salaries, fringe benefits, supplies and related support costs at NTC decreased to $4.5 million versus $7.5 million in the three month ending June 30, 1998, a decline of 40%.

DEPRECIATION & AMORTIZATION - Total Company depreciation and amortization expense was $1 million in the second quarter ending June 30, 1998 versus
$0.7 million in the second quarter ending June 30, 1997. Depreciation and amortization expense for the six months ending June 30, 1998 was $1.9 million versus $1.4 million for the six months ending June 30, 1997. This increase was caused by increased investment by NTC in computer hardware and software, furniture and equipment, and leasehold improvements in 1997 prior to a decline in its sales and by an increase in investment in computer software and hardware by GenSource.

BAD DEBT EXPENSE - Total Company bad debt expense increased to $0.9 million in the second quarter ending June 30, 1998 compared to $0.2 million in the second quarter ending June 30, 1997. For the six months ending June 30, 1998, bad debt expense was $2.3 million versus bad debt expense of $1.9 million for the six months ending June 30, 1997. The increase in bad debt reflects the increased rate of bad debt associated with direct billing of customers versus bad debt associated with billing customers by the local exchange carrier. NTC now bills new customers primarily by direct billing.

NET INCOME - The Company had a net loss in the second quarter ending June 30, 1998 of $2 million or 12.5% of sales compared to net income of $1.3 million or 3.8% of sales in the second quarter ending June 30, 1997. For the six months ending June 30, 1998, the Company had a net loss of $3.1 million or 8.8% of sales versus net income of $2.4 million or 3.6% of sales for the six months ending June 30, 1997. The net loss was due to the substantial decrease in telephone sales and marketing sales at NTC.

PART II - OTHER INFORMATION

CAUTIONARY STATEMENTS:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company and its subsidiaries, please be advised that the Company and its subsidiaries' actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company or its subsidiaries, disadvantageous currency exchange rates, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, including the pending class action and related lawsuits, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible adverse effects of the termination of the sale of assets of National Telephone & Communications, Inc. (NTC), the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, dilution in the Company's ownership of its subsidiaries and businesses, adverse publicity and news coverage, inability to carry out marketing and sales plans, challenges to the Company's patents, loss or retirement of key executives, loss of independent sales representatives, changes in interest rates, inflationary factors, default on indebtedness and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 1.   LEGAL PROCEEDINGS

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION:

The investigation of the Company by the SEC has been settled with respect to the Company and two former directors of the Company, Stephen A. Caswell and Joel W. Greenberg. Mr. Caswell is presently employed by the Company. The SEC's investigation with respect to the Company focused on press releases issued by the Company on January 17 and 18, 1995, and September 6, 1995, which the SEC alleged contained untrue statements of material fact, and a report on Form 8-K issued by the Company on August 28, 1995, which the SEC also alleged contained untrue statements of material fact. On May 14, 1998, the Company, Mr. Caswell and Mr. Greenberg entered into an Offer of Settlement and Order with the Securities and Exchange Commission pursuant to which they agreed, without admitting or denying any wrongdoing, not to violate Sections 10(b) and 13(a) of the Exchange Act and Rules 10b-5, 12b-2, 13a-11 and 13a-13 thereunder of the Securities Exchange Act of 1934 as amended. No civil penalties or other financial sanctions were imposed on any of the parties. The final administrative order was entered by the SEC on July 30, 1998.

CLASS ACTION AND RELATED LAWSUITS:

The status of the pending class action lawsuit, SANDRA GAYLES; THOMAS COMISKEY, AS TRUSTEE FBO THOMAS COMISKEY, IRA; CHARLES KOWAL; ARTHUR KALTER; MATTHEW G. HYDE; ARTHUR WIRTH; AND ISABEL SPERBER, VS. SAM D. SCHWARTZ AND INCOMNET, INC., Case No. CV95-0399 AWT (BQRx), filed in the United States District Court for the Central District of California, Western Division, which was originally filed in January 1995, has not experienced any material changes from its status as described in "Item 3. Legal Proceedings" in the Company's Form 10-K/A for its fiscal year ending December 31, 1997, as filed with the Securities & Exchange Commission on April 30, 1998. The Company is currently in settlement negotiations with counsel for the class plaintiffs. There is no assurance that this lawsuit will be settled.

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

The status of the pending lawsuit, SILVA RUN WORLDWIDE LIMITED VS. INCOMNET, INC., SAM D. SCHWARTZ, BEAR STEARNS & CO., INC., LESLIE SOLMONSON, RONALD F. SEALE, MARINER RESERVE FUND, COMPANIA DI INVESTIMENTO ANTILLANO, COUTTS & CO. AG, SALVATORE M. FRANZELLA, PETER G. EMBIRICOS, AND JOS SCHUETZ, filed in the United States District Court for the Southern District of New York in November 1996, has not experienced any material changes from its status as described in "Item 3. Legal Proceedings" in the Company's Form 10-K/A for its fiscal year ending December 31, 1997, as filed with the Securities & Exchange Commission on April 30, 1998. A hearing is scheduled for August 17, 1998 to determine whether or not the plaintiffs should be members of the class with respect to their claims against the Company.

INCOMNET, INC. VS. SAM D. SCHWARTZ:

The status of the pending lawsuit, INCOMNET, INC. VS. SAM D. SCHWARTZ, filed in the Superior Court of California in the County of Los Angeles, which was originally filed in April 1997, has not experienced any material changes from its status as described in "Item 3. Legal Proceedings" in the Company's Form 10-K/A for its fiscal year ending December 31, 1997, as filed with the Securities & Exchange Commission on April 30, 1998.

LAWSUIT BY CERTAIN INDEPENDENT SALES REPRESENTATIVES:

On May 22, 1998, Mercedes Chan and Chatri Jhunjhnuwala, two prior independent sales representatives of NTC, filed a lawsuit in the Superior Court of the State of California in Orange County against NTC, the Company and certain entities and individuals affiliated with NTC, known as MERCEDES CHAN AND CHATRI JHUNJHNUWALA VS. INCOMNET, INC., NATIONAL TELEPHONE & COMMUNICATIONS, INC. ET. AL., case number 794636. In the lawsuit, the plaintiffs allege fraud, breach of contract, wrongful discharge, negligent misrepresentation and other causes of action against the defendants.

The plaintiffs allege that they incurred monetary losses and expended time as independent sales representatives, officers, directors and affiliates. On July 6, 1998, the defendants filed a petition for order Compelling Arbitration in lieu of Answer to Complaint. The defendants intend to vigorously defend against the lawsuit. There is no assurance that this lawsuit will not have a material adverse impact on the operating results and financial condition of the Company. The Company cannot predict the effect of this lawsuit on its operating results and financial condition at this time.

LAWSUIT AGAINST JERRY BALLAH AND CHRISTOPHER MANCUSO:

On July 21, 1998, NTC filed a lawsuit against Jerry Ballah, Christopher Mancuso and certain of their affiliates asserting claims for breach of contract, intentional interference with business relationships, fraud and related claims. NTC's lawsuit seeks a temporary and permanent injunction, as well as monetary damages in an amount to be specified. Among other claims, NTC asserts that Mr. Ballah, Mr. Mancuso and certain of their affiliates are aggressively soliciting NTC's employees and independent representatives to leave NTC, and may improperly be diverting NTC's telephone customers to their own competitive long distance telephone service reseller company. On July 21, 1998, a stipulated restraining order was entered by the Court enjoining Ballah, et al. from directly or indirectly attempting to induce any NTC employee or independent representative to perform work or services for the defendants. The order also authorized the commencement of discovery. There is no assurance that the defendant's conduct or the litigation against them will not have material adverse effect on the financial condition and operating results of the Company and NTC. NTC is a defendant in an unrelated lawsuit filed by Communications Consulting, Inc., an affiliate of Mr. Mancuso [see "Part 1. Legal Proceedings - Lawsuit By Communications Consulting, Inc."] and is also subject to potential claims by Mr. Ballah [see "Part 1. Legal Proceedings - Potential Lawsuits - Former Officers of NTC"].

LAWSUIT BY COMMUNICATIONS CONSULTING, INC.:

On June 23, 1998, Communications Consulting, Inc. (CCI), which is affiliated with Christopher Mancuso, filed a lawsuit against National Telephone & Communications,. Inc. (NTC) in which CCI claims that NTC violated the terms of a consulting agreement entered into between CCI and NTC on July 24, 1996. CCI claims that the agreement committed NTC to pay to CCI consulting fees of $44,700 from August 1, 1997 to July 31, 1998. CCI alleges that NTC unilaterally terminated the agreement, owing CCI a sum of $127,037.50. In its suit, CCI is seeking payment of the sum it alleges is owed by NTC, interest and reasonable costs, fees and expenses associated with its lawsuit. The Company and NTC intend to vigorously defend against the claims made by CCI. On July 29, 1998, the defendant filed an Amended Answer to Verified Complaint denying most all allegations and seeking to enforce a mandatory arbitration clause. There is no assurance that this lawsuit will not have a material adverse impact on the operating results and financial condition of the Company. The Company cannot predict the effect of this lawsuit on its operating results and financial condition at this time. On July 31, 1998, the Company filed a lawsuit against Jerry Ballah and Christopher Mancuso in an unrelated matter [see "Part 1. Legal Proceedings - Lawsuit Against Jerry Ballah and Christopher Mancuso"].

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

SCHEDULE 13D FILINGS BY SHAREHOLDER: On April 7, 1998, an existing shareholder of the Company who owned approximately 5.7% of the outstanding stock of the Company filed a Schedule 13D with the Securities and Exchange Commission and, on April 9, 1998, also submitted a letter to the Board of Directors of the Company. The letter asked for an explanation of certain actions taken by the Company, including the Board's approval of the agreement to sell NTC [see "Part II. Item
5. Other Information -- Termination of Agreement to Sell The Assets of National Telephone &
                                       -17-

Communications, Inc. (NTC)"]. On April 14, 1998, the shareholder filed an amended Schedule 13D disclosing that he owns more shares of the Company's common stock, equaling 6.5% of the outstanding stock as of the date of the amended filing. The shareholder also disclosed his intention to review the Company's management as well as NTC and its management, and the previously proposed sale of assets by NTC (the "Sale").

On May 13, 1998, the shareholder filed an amended Schedule 13D disclosing that he has acquired more shares of the Company's common stock so that he owned approximately 8.1% of the total issued and outstanding stock as of the date of the filing. The shareholder further indicated that if the shareholders do not give the requisite approval for the Sale, he may then seek to replace at least a majority of the present members of the Company's Board of Directors and thereafter to replace the present chief executive officer of the Company and other members of senior management of Incomnet and NTC. He further stated that although he has no present plans to do so, he may do one or more of the following if he decides the circumstances warrant: he may take legal action to oppose corporate actions by Incomnet or NTC that he believes would impair the value of NTC or Incomnet; he may call a special meeting of shareholders of Incomnet or otherwise seek to remove the existing Board and elect new directors; he may seek to invalidate certain severance arrangements for senior management of NTC and Incomnet; and he may propose financing, possibly involving the issuance of securities of Incomnet, in order to attempt to improve the cash flow, financial condition and results of operations of NTC and Incomnet.

On June 11, 1998, the shareholder filed an amended Schedule 13D disclosing that on June 10, 1998, he had purchased 3,055,100 shares of the Company's common stock, bringing his total shares to 4,230,100, or 29.15% of the Company's total issued and outstanding common stock. On June 18, 1998, the shareholder filed an amended Schedule 13D stating that his ownership position in the Company was 21.15%, not 29.15% as stated in the amended Schedule 13D filed on June 11, 1998. On July 14, 1998, the shareholder filed an amended Schedule 13D stating that he purchased 1,357,004 shares of the Company's common stock on June 9, 1998, which increased his total holdings to 5,587,104 shares of the Company's common stock, or 27.94% of the Company's total issued and outstanding common stock. In this filing, Mr. Casey noted that he was satisfied with the Company's decision to terminate its proposed sale of National Telephone & Communications, Inc.
[see "Part II. Item 5. Other Information - Termination of Agreement to
Sell The Assets of National Telephone & Communications, Inc. (NTC)"]. He also stated that he intended to seek a meeting with Incomnet's Board of Directors to discuss the Company's business strategy and potential plans to recapitalize the Company. He stated that he plans to include a representative of Quince Associates in his discussions with the Company.

On July 17, 1998, the shareholder filed an amended Schedule 13D in which he stated that he had acquired an option to purchase approximately 726 outstanding shares of Series A Convertible Preferred Stock and 872 outstanding shares of Series B Convertible Preferred Stock owned by the optionees for a purchase price of $2.3 million less the option price and adjusted for dividends [see "Item 2. Changes in Securities"]. The non-refundable option price is $300,000, $150,000 of which has been paid and $150,000 of which is due on August 15, 1998. The option expires on October 14, 1998. The shareholder and the optionees also agreed to vote on certain matters in accordance with the Option Agreement. Should the shareholder exercise the option, he stated that he intends to file a registration statement in which he will allow all of Incomnet's shareholders to purchase their pro-rata share of the common stock shares into which the Convertible Preferred Stock is converted. The shareholder reported that the conversion price of the options on the Convertible Preferred Stock would have been $0.19 per share of common stock if there had been sufficient common stock to issue upon their initial tender for conversion on June 10 and June 11, 1998.

On July 20, 1998, the shareholder filed an amended Schedule 13D in which he stated that on July 16, 1998, he had purchased 550,400 shares of the Company's common stock, which increased his total holdings to 6,137,504 shares of the Company's common stock, or 30.69% of the Company's total issued and outstanding common stock. He also stated that his reported holdings do not include an option to acquire Convertible Preferred Stock that can be converted into the Company's common stock. He stated that if the option were converted into common stock, he would own approximately 46.24% of the Company's total issued and outstanding common stock. On July 21, 1998, the shareholder filed an amended Schedule 13D in which he stated that he had entered into a confidentiality agreement with the Company on July 20, 1998 to facilitate the exchange of confidential information and that he had no current expectation of acquiring additional shares of the Company's common stock in the open market.
                                       -18-

CONVERTIBLE PREFERRED STOCKHOLDERS: The holders of Series A and Series B Convertible Preferred Stock also have potential claims against the Company [see "Item 2. Changes in Securities"]. On June 10 and June 11, 1998, these holders tendered 2,447.9 shares of Convertible Preferred Stock for potential conversion into 14,620,210 shares of the Company's common stock. The Company, however, was unable to issue 11,387,806 shares of common stock because it did not have enough authorized shares available to be issued. In a Form 8-K dated June 18, 1998, the Company stated that 11,519,310 shares of the Company's common stock could not be issued pursuant to conversion requests. This number was subsequently adjusted to 11,387,806 shares of the Company's common stock after a reconciliation with the Company's transfer agent. On June 18, 1998, holders of Convertible Preferred Stock rescinded the conversion of 1,841.8 shares of Convertible Preferred Stock (which would have been convertible into 9,819,235 shares of the Company's common stock), resulting in 1,568,571 shares of common stock that have not yet been issued pursuant to requests to convert shares of Convertible Preferred Stock, the conversion requests for which were not rescinded. On June 22, 1998, 12 holders of Convertible Preferred Stock filed a Schedule 13D in which they stated that they had rescinded the conversion of 1,598.2 shares of Convertible Preferred Stock (which would have been convertible into 8,459,970 shares of the Company's common stock). In the Schedule 13D, they stated that they rescinded the conversion because the Company failed to convert the Preferred Stock into shares of common stock as required by the Convertible Preferred Share
Purchase Agreement. They stated that in rescinding their conversion they reserved their rights against the Company with respect to the failed conversions. They also stated that they intended to act as a group in the resolution of this matter. On July 20, 1998, these holders filed an amended
Schedule 13D in which they reported that they had entered into an option agreement with another shareholder to sell their Convertible Preferred
Shares. The option was purchased for $300,000 and expires on October 14, 1998.

FORMER OFFICERS OF NTC: On June 30, 1998, NTC terminated its employment agreement with Edward Jacobs for cause. Mr. Jacobs has notified NTC that he intends to assert claims under the employment agreement, which had an original termination date of July 25, 1999. His claims are expected to include demand for payment of unpaid salary and vacation pay, as well as related benefits. There are also potential claims which may be asserted against the Company, but which have not been filed as complaints, by Edward Jacobs and Jerry Ballah under a settlement agreement made by them with the Company reached in November 1996 [see "Certain Relationships and Related Transactions - Settlement Agreement With NTC Directors" in the Company's Proxy Statement, filed with the Securities and Exchange Commission on November 19, 1997]. To date, no payment has been made on the settlement with Mr. Jacobs and Mr. Ballah other than the discharge of their payment obligations to NTC on loans made by NTC to them. The amount of the damages that may be asserted by Mr. Jacobs and Mr. Ballah is estimated to be approximately $988,000 plus accrued interest, and possibly consequential damages relating to the nonpayment of their tax liability, if applicable. The Company believes that it has defenses and counterclaims against Mr. Jacobs and Mr. Ballah. The Company intends to vigorously defend any claims made against it or NTC by Mr. Jacobs or Mr. Ballah, including claims which may be made by Mr. Jacobs under his terminated employment agreement with NTC, and to assert its counterclaims against Mr. Jacobs and Mr. Ballah. There is no assurance regarding the outcome of any lawsuits between the Company, NTC and Mr. Jacobs and Mr. Ballah. There is no assurance that such lawsuits will not have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries. On July 31, 1998, NTC filed a lawsuit against Jerry Ballah, Christopher Mancuso and certain of their affiliates [see "Part 1. Legal Proceedings - Lawsuit Against Jerry Ballah and Christopher Mancuso."].

FORMER OWNERS OF GENSOURCE: The Company has not made scheduled payments on promissory notes to four former shareholders of GenSource Corporation. Scheduled payments of approximately $50,375 per month were due no later than May 25, 1998 and no later than June 25, 1998, and were not made by the Company. The Company may be sued for payment by those former shareholders. The Company is presently exploring funding alternatives, which will allow such payments to be made [see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources"]. There can be no assurances that payments will be made in a timely manner or that a lawsuit may not be filed.

RECAPITALIZATION OF NTC: The Company and NTC, with the assistance of Price Waterhouse LLP and Tenzer Company, Inc. as consultants, are attempting to restructure the debt of NTC and recapitalize it so that it can proceed with the implementation of its business plan. The restructuring and recapitalization discussions are primarily being conducted with WorldCom, Inc. ("WorldCom") and First Bank, which are currently NTC's major creditors. NTC is currently in default on its obligation to pay WorldCom $3.0 million in actual deferred telephone charges, and may not have satisfied the conditions for being relieved of its accrued obligation to purchase additional long distance telephone time under its prior
"take-or-pay" covenant with WorldCom. In this regard, NTC entered into a modification of its Carrier Agreement with WorldCom in May 1998, which would supercede the prior "take-or-pay" covenant. Pursuant to the modification, the service term was changed to commence on April 1, 1998 and expire on June 1, 2004. NTC's contract volume commitment was reduced to an aggregate of $422 million, with the monthly commitment commencing at $3.5 million and eventually rising to $6.25 million. The interstate switched access charge has also been modified. In the amendment, NTC agreed to purchase a certain percentage of its total long distance telephone service requirements from WorldCom. The effectiveness of the amendment is subject to immediate termination if (i) WorldCom cannot enter into a satisfactory agreement with AmeriVision Communications, Inc., pursuant to which AmeriVision
Communications, Inc. agrees to purchase the balance of the $1.1 billion original commitment amount of long distance telephone service from WorldCom, or (ii) NTC is unable to provide adequate assurance of payment to WorldCom for $3 million due for actual telephone usage under the prior Carrier Agreement, which was deferred.

There is no assurance that the amended Carrier Agreement with WorldCom will remain in effect. NTC has not obtained the financing it needs to pay WorldCom for the deferred actual telephone charges, which it owes WorldCom, nor is NTC aware that WorldCom has entered into the required purchase commitment agreement with AmeriVision Communications, Inc. The absence of alternative financing for NTC at this time has also prevented NTC from completing an agreement with First Bank to repay the outstanding balance of First Bank's loan to NTC secured by accounts receivable. As of July 31, 1998, the outstanding balance of that loan was approximately $8.1 million. NTC is in default on the repayment of its loan from First Bank [see Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - June 30, 1998. General"].
There is no assurance that NTC will be able to obtain the financing or capital necessary to resolve the claims of WorldCom, First Bank and its other creditors, or to continue in business. If NTC cannot resolve the claims of its creditors, then it may be sued by them for collection and may have to file for bankruptcy protection under the United States bankruptcy laws. There is no assurance that such a filing will not have a material adverse effect on the financial condition or operating results of the Company, NTC or its other subsidiaries, or that NTC will emerge from bankruptcy as a viable business if it enters into bankruptcy.

TERMINATION OF AGREEMENT TO SELL ASSETS OF NATIONAL TELEPHONE & COMMUNICATIONS, INC. (NTC): John R. Dennis may assert claims against NTC and the Company in connection with the termination of the agreement by NTC to sell substantially all of its assets to an affiliate of Mr. Dennis. NTC and Mr. Dennis are currently discussing a consulting and release agreement [see "Part II. Item 5. Other Information - Termination of Agreement to Sell Assets of National Telephone & Communications, Inc. (NTC)"].

OTHER: There also may be potential claims by prior or present independent sales representatives of NTC against NTC for alleged nonpayment of commissions or for the alleged improper allocation of commissions by NTC and NTC management responsible for such payments or allocations.

From time to time, the Company is also involved in litigation arising from the ordinary course of business, the ultimate resolution of which may or may not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

On February 10, 1998, the Securities and Exchange Commission declared effective a Registration Statement on Form S-3 (the "Registration Statement") in which the Company registered an aggregate of 5,512,501 shares of the Company's common stock to be issued for purposes including: (i) upon the conversion of Series B Convertible Preferred Stock to shares of the Company's common stock [see "Part
I. Business - Conveyance of Series A 2% Convertible Preferred Stock and Issuance of Series B 6% Convertible Preferred Stock" in the Company's Annual Report on Form 10-K/A, submitted to the Securities and Exchange Commission on April 30, 1998], (ii) as shelf shares, which may be issued by the Company from time to time and (iii) upon the exercise of certain warrants issued by the Company. In the second quarter ending June 30, 1998, 4,674,621 shares of the Company's common stock registered as part of the Registration Statement have been issued. These shares of common stock include 4,326,621 shares issued upon the conversion of 814.3 Series B Preferred Stock shares and 350,000 shares that were deposited with Pacific

Continental Securities Corporation for potential sale on the open market on the Company's behalf or for the payment of the Company's obligations. As of June 30, 1998, a total of 118,000 of the 350,000 shares on deposit with Pacific Continental Securities Corporation had been issued. In addition to the common stock shares issued pursuant to the Registration Statement, the Company also issued 901,768 common stock shares under the provisions of Rule 144 upon the conversion of 136.1 Series A Preferred Stock shares. The total number of common stock shares issued in the second quarter ended June 30, 1998 was 5,576,389, resulting in a total of 20 million shares of the Company's common stock outstanding, which is the maximum number of shares authorized.

On June 10, 1998 and June 11, 1998, holders of Incomnet's Series A and Series B Convertible Preferred Shares requested that all of their remaining Preferred Shares be converted into 14,620,210 shares of the Company's common stock, which exceeded by 11,387,806 the number of common stock shares available to be issued. On June 18, 1998, 14 holders of Incomnet's Series A and Series B Convertible Preferred Shares rescinded their conversions of 1,841.8 shares of Preferred Stock (which would have been convertible into 9,819,235 shares of the Company's common stock) because the Company was unable to deliver to them the number of common stock shares that was required under the Preferred Stock purchase agreement. On July 17, 1998, 12 of these holders sold an option to a shareholder to acquire 1,598.2 shares of Convertible Preferred Stock [see "Item 2. Legal Proceedings - Potential Lawsuits - Schedule 13D Filings By Shareholder"]. Should the shareholder exercise the option, he stated that he would file a registration statement in which all of Incomnet's shareholders would be able to purchase their pro-rata portion of the common stock shares resulting from the conversion of Convertible Preferred Stock.

As of August 10, 1998, there were 1,841.8 shares of Series A and Series B Convertible Preferred Stock outstanding. As of August 10, 1998, a total of 3,032.2 shares of Convertible Preferred Stock have been converted into 8,674,894 shares of the Company's common stock. In addition, there are 202 shares of Preferred Stock that were convertible into 1,568,571 shares of the Company's common stock that have not yet been issued because authorized shares are not available. To resolve this matter, the Company plans to seek from shareholders an increase in the number of authorized shares of the Company's common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable for the three months ending June 30, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable for the three months ending June 30, 1998.

ITEM 5. OTHER INFORMATION

TERMINATION OF AGREEMENT TO SELL ASSETS OF NATIONAL TELEPHONE & COMMUNICATIONS, INC. (NTC):

On March 31, 1998, National Telephone & Communications, Inc. ("NTC"), a wholly owned subsidiary of Incomnet, Inc. (the "Company"), entered into a definitive Asset Purchase Agreement (the "Agreement") with NTC Acquisition, Inc., a newly formed unaffiliated buyer (the "Buyer"), pursuant to which NTC had agreed to sell substantially all of its assets to the Buyer, and the Buyer had agreed to assume certain liabilities of the Company and NTC. On July 1, 1998, the Company announced the termination of NTC's agreement to sell substantially all of its assets to the Buyer. The Buyer's required modifications to the agreement in order proceed with the purchase after June 30, 1998 were not acceptable to the Boards of Directors of Incomnet and NTC. Upon announcing the termination of the Agreement, Incomnet and NTC are endeavoring to implement a plan for the recapitalization of NTC. The firms of Price Waterhouse LLP and Tenzer Company, Inc.were retained in March 1998 to assist Incomnet in developing a plan for NTC in the event that the sale to the Buyer did not close. Price Waterhouse LLP and Tenzer Company, Inc. are actively involved in the plan. There are no assurances that NTC will be successful in implementing its plan.

After the termination of the Agreement, the Company entered into discussions with John Dennis, the principal owner of NTC Acquisition, Inc., regarding a potential consulting agreement that may be entered into between NTC and Mr. Dennis. Pursuant to the proposed consulting agreement, NTC would pay to Mr. Dennis a commitment fee of $100,000 and a funding fee of $100,000 for a credit facility arranged by him and accepted by NTC. NTC would also pay to Mr. Dennis a restructuring fee of $50,000 in consideration for his consulting services in assisting NTC to accomplish a permanent restructuring of the Carrier Agreement with WorldCom, Inc., payable when such a permanent restructuring becomes effective. In consideration for Mr. Dennis' ongoing consulting services for NTC for a period of 12 months after the funding of NTC by a credit facility adequate to permit it to complete its recapitalization plan, NTC would also pay to Mr. Dennis a minimum of $10,000 per month, which would be credited towards compensation based upon receiving certain predetermined thresholds of revenue as defined in the proposed agreement. Mr. Dennis would also be reimbursed for direct out-of-pocket expenses incurred by him in performing his consulting services. The consulting agreement would include mutual general releases executed by all parties to the agreement. The proposed consulting agreement is subject to a definitive consulting agreement which has not yet been executed by the parties.

PROPOSED AGREEMENT WITH MELVYN REZNICK:

The Company is currently in discussions with Melvyn Reznick, the Company's Chief Executive Officer, pursuant to which Mr. Reznick would agree to voluntarily leave his positions as an officer and director of the Company in consideration for settlement payments over a period of time. The terms and conditions of the proposed settlement agreement between the Company, NTC and Mr. Reznick are subject to a definitive agreement among the parties, which has not occurred as of the date of this report. There is no assurance that such an agreement will be made between the Company, NTC and Mr. Reznick.

SEPARATION AGREEMENTS WITH SENIOR NTC EXECUTIVES:

On July 1, 1998, NTC reached separation agreements with James Quandt, its President and Chief Executive Officer, and Victor Streufert, its Senior Vice President and Chief Financial Officer. Under the terms of the agreements, Mr. Quandt agreed to resign from NTC effective August 31, 1998 and Mr. Streufert agreed to resign from NTC on July 31, 1998. Under the agreements, both executives will receive six months of their annual salaries as severance pay to be paid over a 12 month period and also received other considerations, including serving as consultants to NTC on a limited basis as required and receiving incentive packages that could result in future remuneration based upon a public offering of securities in NTC or NTC being acquired by an outside party within two years from the date of the separation agreements.

LOAN BY THE COMPANY TO A DIRECTOR:

On November 5, 1996, the Company extended to a director of the Company a loan of $265,000 at an interest rate of 10% per annum until January 15, 1997. The loan was secured by 201,800 shares of the Company's common stock that was pledged to the Company by the director. On January 15, 1997, the note was extended until May 1, 1997. A new note was signed on May 1, 1997 for $277,955 bearing interest at the rate of 10% per annum, due and payable in full on January 15, 1998. The loan was repaid in full, including interest, in July 1998 and the pledged stock was returned to the director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K, FILED IN 1998:

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

20.4 Report on Form 8-K - Conversion of Convertible Preferred Stock Into The Company's Common Stock Shares, dated June 10 and June 11, 1998 and filed with the Securities and Exchange Commission on June 17, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INCOMNET, INC.


Date:  August 14, 1998              /s/ Melvyn Reznick
       ---------------              --------------------------
                                    Melvyn Reznick
                                    President, CEO & CFO