Form 10-Q
period 1998-09-30
INCOMNET INC
filed 1998-11-17
CIK 353356

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998   COMMISSION FILE NO. 0-12386

                                   INCOMNET, INC.
                                   --------------
               (Exact name of registrant as specified in its Charter)

      California                                       95-2871296
      ----------                                       ----------
(State of Incorporation)                     (IRS Employer Identification No.)

                         2801 Main Street, Irvine, CA 92614
                         ----------------------------------
                      (Address of Principal Executive Offices)

                                   (949) 224-7300
                                   --------------
                (Registrant's Telephone number, including area code)

                21031 Ventura Blvd. #1100, Woodland Hills, CA 92614
                ----------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)


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


Number of shares of registrant's common stock outstanding as of
September 30, 1998...................................................20,000,000

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          INCOMNET, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS


(DOLLARS IN THOUSANDS)                                                          September 30,  December 31,
                                                                                     1998          1997
                                                                                 (unaudited)
                                                                                     ----          ----
ASSETS
Current assets:
  Cash & cash equivalents                                                           $  1,331       $  776
  Accounts receivable, less allowance for doubtful accounts of
     $2,830 at Sept. 30, 1998 and $2,764 at Dec. 31, 1997                              9,204       13,850
  Notes receivable                                                                        --          237
  Notes receivable from employees & shareholders, net of reserves
     of $816 at Sept. 30, 1998 and $378 at Dec. 31, 1997                                  --          840
  Inventories                                                                             --          315
  Other current assets                                                                   557          876
                                                                                   ---------   ----------
     Total current assets                                                             11,092       16,894
Property, plant and equipment, at cost, net (Note 8)                                  10,714       16,248
Goodwill, net                                                                          4,024        6,484
Investments and other assets                                                             720          888
                                                                                   ---------   ----------
     Total assets                                                                   $ 26,550      $40,514
                                                                                   =========   ==========

           See accompanying "Notes to Consolidated Financial Statements."

                          INCOMNET, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS  (CONT'D)


(DOLLARS IN THOUSANDS)                                                        September 30,    December 31,
                                                                                   1998            1997
                                                                              (unaudited)
                                                                                   ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $8,983       $ 9,792
   Accrued expenses                                                                 6,621         7,366
   Current portion of notes payable (Note 4)                                        8,719         9,383
   Deferred income and other liabilities                                            4,155         1,989
                                                                                ---------    ----------
   Total current liabilities                                                       28,478        28,530

Long-term liabilities
   Notes payable (Note 4)                                                           1,481         2,855
   Liabilities in excess of assets of Rapid Cast (Note 9)                              --         3,600

Shareholders' equity/(deficit):
   Preferred stock, no par value; 100,000 shares authorized;
     2,045.1 shares issued and outstanding September 30, 1998 and
     3,995 shares issued and outstanding at December 31, 1997
     (liquidation preference of $2,134 at September 30, 1998)                       1,676         3,758
   Common stock, no par value; 20,000,000 shares
     authorized; 20,000,000 shares issued and outstanding
     at September 30, 1998 and 14,259,000 shares at
     December 31, 1997                                                             73,205        70,811
   Treasury stock                                                                  (5,492)       (5,492)
   Accumulated deficit                                                            (72,798)      (63,548)
                                                                                ---------    ----------
      Total shareholders' equity/(deficit)                                         (3,409)        5,529
                                                                                ---------    ----------
      Total liabilities & shareholders' equity/(deficit)                          $26,550      $ 40,514
                                                                                =========    ==========

           See accompanying "Notes to Consolidated Financial Statements."

                          INCOMNET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          THREE MONTHS ENDED SEPTEMBER 30,


(DOLLARS IN THOUSANDS)
                                                                                       1998         1997
                                                                                       ----         ----
SALES (Note 2)                                                                    $  12,931     $  33,318
                                                                                 ----------    ----------

OPERATING COSTS & EXPENSES:
  Cost of sales                                                                       7,999        23,384
  General & administrative                                                            8,345         6,730
  Depreciation & amortization                                                           916           821
  Bad debt expense                                                                      859         1,600
  Impairment of long-lived assets (Note 8)                                            4,865            --
  Other expense, net                                                                  1,712        11,238
                                                                                 ----------    ----------
   Total operating costs and expenses                                                24,696        43,773

  Gain on sale of investment in Rapid Cast                                            2,700            --
  Gain on reversal of liability in excess of assets of Rapid Cast (Note 9)            3,600            --
  Loss on sale of AutoNETWORK                                                           (28)           --
                                                                                 ----------    ----------
  Loss before income taxes                                                           (5,493)      (10,455)


  Income tax (benefits)/expense                                                          48          (887)
                                                                                 ----------    ----------
  Net loss                                                                           (5,541)     $ (9,568)
                                                                                 ==========    ==========
BASIC AND DILUTED LOSS PER COMMON SHARE:

  Net loss (Note 2)                                                                  ($0.28)    $   (0.70)
                                                                                 ----------    ----------
  Weighted average number of common shares outstanding                           20,000,000    13,687,977
                                                                                 ==========    ==========


           See accompanying "Notes to Consolidated Financial Statements."

                          INCOMNET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          NINE MONTHS ENDED SEPTEMBER 30,


(DOLLARS IN THOUSANDS)
                                                                                       1998         1997
                                                                                       ----         ----
SALES (Note 2)                                                                     $ 47,982        $99,341
                                                                                  ---------     ----------

OPERATING COSTS & EXPENSES:
  Cost of sales                                                                      30,226         69,525
  General & administrative                                                           20,115         20,740
  Depreciation & amortization                                                         2,784          2,218
  Bad debt expense                                                                    3,123          3,448
  Impairment of long-lived assets (Note 8)                                            4,865             --
  Other expense, net                                                                  2,453         11,297
                                                                                 ----------    -----------
    Total operating costs and expenses                                               63,566        107,228

  Gain on sale of investment in Rapid Cast                                            2,700             --
  Gain on reversal of liability in excess of assets of Rapid Cast (Note 9)            3,600             --
  Gain on sale of AutoNETWORK                                                           535             --
                                                                                 ----------    -----------
  Loss before income taxes                                                           (8,749)        (7,887)

  Income tax (benefits)                                                                 (50)          (679)
                                                                                 ----------    -----------
  Net loss                                                                        $  (8,699)   $    (7,208)
                                                                                 ==========    ===========
BASIC AND DILUTED LOSS PER COMMON SHARE:

  Net loss                                                                         $  (0.50)   $     (0.53)
                                                                                 ==========    ===========
  Weighted average number of common shares outstanding                           17,504,000     13,687,977
                                                                                 ==========    ===========

          See accompanying "Notes to Consolidated Financial Statements."

                        INCOMNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        NINE MONTHS ENDED SEPTEMBER 30,


(DOLLARS IN THOUSANDS)
                                                                                       1998           1997
                                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $ (8,699)       $ (7,207)
   Depreciation & amortization                                                        2,784           2,524
   Provisions for receivables, inventories and investments                              833              --
   Asset impairments                                                                  4,865              --
   Disposal of assets                                                                 1,035              --
   Sale of Rapid Cast stock                                                          (2,700)             --
   Sale of AutoNETWORK                                                                 (535)             --
   Gain on reversal of liability in excess of assets of Rapid Cast                   (3,600)             --
   Other                                                                                110              --
                                                                                  ---------      ----------
         Net cash inflow/(outflow) from operating activities                         (5,907)         (4,683)

CASH FLOWS FROM (INCREASE)/DECREASE
        IN OPERATING ASSETS:
   Accounts receivable                                                                5,464          (5,777)
   Notes receivable - current                                                           265            (122)
   Notes receivable - due from employees and shareholders                                --            (571)
   Inventories                                                                          468           2,261
   Other current assets                                                                  58          (1,486)
                                                                                  ---------      ----------
         Net cash inflow/(outflow) from changes in operating assets                   6,255          (5,695)

CASH FLOWS FROM INCREASE/(DECREASE)
        IN OPERATING LIABILITIES:
   Accounts payable                                                                    (808)           (149)
   Accrued expenses                                                                   2,039          (1,715)
   Deferred income                                                                     (707)           (850)
                                                                                  ---------      ----------
         Net cash inflow/(outflow) from changes in operating liabilities                524          (2,714)
                                                                                  ---------      ----------
         Net cash inflow/(outflow) from operations                                      872         (13,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of plant and equipment                                                (1,224)         (3,725)
   Goodwill from acquisition of GenSource                                                --          (2,223)
   Sale of Rapid Cast stock                                                           1,500              --
   Sale of AutoNETWORK                                                                1,299              --
   Liability in excess of assets of Rapid Cast                                           --           3,600
   Investments and other assets                                                          14              --
                                                                                  ---------      ----------
         Net cash inflow/(outflow) from investing activities                      $   1,589        $ (2,348)


                                                                                       1998            1997
                                                                                       ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable - current                                                        $  (1,531)     $       --
   Settlement of class action lawsuit                                                    --           8,651
   Sale of common stock, net                                                            185             --
   Preferred stock                                                                       --           1,343
   Notes payable - long term                                                           (507)          4,391
   Other - net                                                                          (53)            10
                                                                                  ---------      ----------
         Net cash inflow/(outflow) from financing activities                         (1,906)         14,395
                                                                                  ---------      ----------
         Net cash inflow/(outflow) from investing and financing                        (317)         12,047
                                                                                  ---------      ----------
         Net increase/(decrease) in cash and cash equivalents                           555          (1,045)

Cash at beginning of period                                                             776           2,214
                                                                                  ---------      ----------
Cash at end of period                                                                $1,331         $ 1,169
                                                                                  =========      ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES

The company recorded the following in connection with the
     change in the method of accounting of Rapid Cast from the
     consolidated to equity method
   Accounts receivable                                                                           $   (1,139)
   Inventory                                                                                         (2,449)
   Prepaid expenses and other                                                                          (245)
   Property and equipment - net                                                                        (888)
   Intangible assets                                                                                 (1,241)
   Other assets                                                                                         (35)
   Accounts payable                                                                                   2,656
   Accrued expenses                                                                                     862
   Notes payable                                                                                      3,630
   Cash received from Rapid Cast private placement                                                    2,449
                                                                                                 ----------
                                                                                                     $3,600
                                                                                                 ----------
                                                                                                 ----------


          See accompanying "Notes to Consolidated Financial Statements."

                       INCOMNET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 SEPTEMBER 30, 1998


1.   Management's Representation:

The management of Incomnet, Inc. (the "Company") has prepared the consolidated financial statements included herein without audit. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the regulations of the SEC for presentation of interim period financial information in Form 10-Q.
In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, except for non-recurring items, including the gain on the sale of Rapid Cast stock, the gain on the sale of AutoNETWORK, the gain on the reversal of the liability in excess of assets of Rapid Cast, Inc. ("Rapid Cast"), and charges relating to asset impairments. Management believes that the accompanying consolidated financial statements present fairly the financial position of the Company and its consolidated subsidiaries as of September 30, 1998, and the results of operations for the three months and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated audited financial statements and notes for the three years ended December 31, 1997, included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 1998, as amended (the "1997 Annual Report"). The interim results are not necessarily indicative of the results for a full year.

2.   Summary of Significant Accounting Policies:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, National Telephone & Communications-TM-, Inc. ("NTC") and GenSource Corporation-TM- ("GenSource").

REVENUE RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

(1) NTC's long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using any of NTC's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received, and recognized as revenue as the telephone service is utilized. Long distance telephone service sales in the three and nine months ended September 30, 1998 totaled $12.0 million and $44.0 million, respectively, versus long distance telephone service sales of $28.7 million and $83.5 million in the three and nine months ended September 30, 1997, respectively.

(2) NTC's marketing-related revenues are derived from programs and material sold to the Company's base of independent sales representatives, including forms and supplies, fees for account executive and training executive renewals, and the Company's account executive and training executive programs. The Company requires that all such services and materials be paid at the time of purchase. Revenues from marketing-related materials, net of amounts deferred for future services provided to the representatives, are booked as revenues when the cash is received. A portion of the revenues from marketing related programs and materials is deferred and recognized over a twelve-month period as the Company provides customer support to its independent representatives. For the three and nine months ended September 30, 1998, marketing sales totaled $0.3 million and $1.5 million, respectively, versus marketing sales of $3.6 million and $13.6 million for the three and nine months ended September 30, 1997.

 (3) Revenues from the Company's GenSource subsidiary are derived from the sale of computer software and from related services, such as software maintenance fees, custom programming and customer training. Revenues are recognized when software is shipped to customers and when services are performed and accepted by customers. Revenues in the three and nine months ended September 30, 1998 totaled $0.6 million and $2.1 million, respectively, versus revenues of $0.6 million for the three months ended September 30, 1997. Since the Company acquired GenSource in May 1997, revenues for the five months ended September 30, 1997 were $1.1 million. When maintenance or custom programming fees are billed annually or received in advance, the revenues are deferred and recognized when services are rendered.

                       INCOMNET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 SEPTEMBER 30, 1998

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

LEASEHOLD IMPROVEMENTS - All leasehold improvements are stated at cost and are amortized using the straight-line method over the expected lease term. The Company's new management is evaluating the utilization and carrying value of $5.1 million of leasehold improvements at its headquarters in Irvine, California. The Company expects to complete this evaluation in the 4th Quarter of 1998.

NET LOSS PER SHARE - Net loss per common share, basic and diluted, is based on the weighted average number of common shares outstanding. Common equivalent shares have been excluded as their effect is anti-dilutive.

ACQUISITION AMORTIZATION - The excess of purchase price over net assets of NTC have been recorded as an intangible asset and is being amortized by the straight-line method over twenty years. In the three months ended September 30, 1998, the Company recorded a charge of $2.0 million associated with the excess of purchase price over net assets of GenSource [see Note 8].

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

IMPAIRMENT OF LONG-LIVED ASSETS - In accordance with the provisions of SFAS No. 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount to the assets may not be recoverable. In the three months ended September 30, 1998, the Company recorded a charge of $4.9 million associated with the impairment of assets [see Note 8].

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

4.   Notes Payable:

Short-term and long-term notes payable consist of the following:

                       INCOMNET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 SEPTEMBER 30, 1998


($ THOUSANDS)
                                                                      September 30,        December 31,
                                                                          1998                1997
                                                                          ----                ----
Short-term Notes Payable:
         Notes payable to founding stockholders of GenSource,
           interest at 8%                                                  $1,240             $   373

         Notes payable to bank for line of credit to NTC,
           interest at prime plus 1.5%, due as current liability            6,911               8,440

         Capitalized lease obligations                                        568                 570
                                                                          -------             -------
         Total Short-term portion of Notes Payable                          8,719               9,383
                                                                          -------             -------
Long-term Notes Payable:
         Notes payable to founding stockholders of GenSource,
           interest at 8%                                                     570               1,537

         Capitalized lease obligations                                        911               1,318
                                                                          -------             -------
         Total Long-term portion of Notes Payable                           1,481               2,855
                                                                          -------             -------
         Total Notes Payable                                              $10,200             $12,238
                                                                          =======             =======

Approximately $1.2 million in long-term notes owed to two former owners of GenSource has been reclassified as short-term notes because the Company is in default on paying the notes [see "Note 7. Commitments and Contingencies and
Item 1. Legal Proceedings - Lawsuit By Two Former Owners of GenSource Corporation"]. Subsequent to September 30, 1998, NTC has made additional payments on its notes payable to bank for line of credit, so that the remaining balance as of November 13, 1998 is approximately $4.9 million.

5.   Network Marketing Costs:

Marketing sales of $0.3 million and $1.5 million for the three and nine month periods ended September 30, 1998, respectively, and $3.6 million and $13.6 million for the three and nine month periods ended September 30, 1997, respectively, were generated by the sale of materials, training and support services to assist NTC independent sales representatives in signing up new retail customers and enrolling other representatives in the NTC program. During the three and nine months ended September 30, 1998, NTC's net costs to operate its network marketing program were $0.8 million and $2.3 million, respectively, versus net costs of $0.7 million and $1.7 million for the three and nine months ended September 30, 1997, respectively, as summarized below:


                                           3 Months Ended       3 Months Ended
($ MILLIONS)                             September 30, 1998    September 30, 1997
                                         ------------------    ------------------
Marketing Sales                                    $0.3               $  3.6
                                                -------                -----
Cost of marketing sales                             0.4                  3.0
Operating expenses for support services             0.7                  1.3
                                                -------                -----
     Total marketing-related costs                  1.1                  4.3
                                                -------                -----
     Net marketing cost                            $0.8               $  0.7
                                                  =====                =====

                       INCOMNET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 SEPTEMBER 30, 1998

     % of total NTC (long distance &
         marketing) sales                          6.2%                 2.2%

                                            9 Months Ended       9 Months Ended
($ MILLIONS)                              September 30, 1998   September 30, 1997
                                         -------------------   ------------------
Marketing Sales                                    $1.5               $ 13.6
                                                -------                -----
Cost of marketing sales                             1.5                 11.2
Operating expenses for support services             2.3                  4.1
                                                -------                -----
     Total marketing-related costs                  3.8                 15.3
                                                -------                -----
     Net marketing cost                            $2.3               $  1.7
                                                  =====                =====
     % of total NTC (long distance &
         marketing) sales                          4.8%                 1.8%



6.   COMPENSATION OF INDEPENDENT SALES REPRESENTATIVES:


The Company's subsidiary, NTC, compensates its independent sales representatives by an earned commission structure based upon signing up new telephone customers and based upon the telephone usage generated by those customers. In the three and nine months ended September 30, 1998, expenses associated with commissions, bonuses and overrides paid to NTC's independent representatives were $1.1 million and $3.9 million, respectively, versus commissions, bonuses and overrides paid to NTC's independent representatives of $4.4 million and $15.3 million, respectively, for the three months and nine months ended September 30, 1997.

7.   COMMITMENTS AND CONTINGENCIES:


LITIGATION - The Company is a defendant in a class action matter and related lawsuits that were filed in 1995 and 1996 alleging securities violations with respect to alleged false denial and non-disclosure of a Securities and Exchange Commission investigation and alleged non-disclosure of purchases and sales of the Company's stock by an affiliate of the former Chairman of the Board. In October 1997, the Company reached a settlement of the class action lawsuit and established a reserve of $8.65 million associated with the settlement. In September 1998, the Company's new management renegotiated the settlement on more favorable terms [see "Item 1. Legal Proceedings - Class Action and Related Lawsuits"]. The proposed settlement has not received final Court approval and, unless the Company receives additional financing, it may be unable to make the payment required by the proposed settlement. Accordingly, there are no assurances that the settlement will be completed as proposed. As a result, no changes have been made to the reserve provided in anticipation of the settlement. It does not appear that the Company or NTC has any insurance in place to cover either the cost of the class action matter and related lawsuits or other pending and threatened litigation or the cost of their potential losses. The Company is unable to estimate the outcome of its other lawsuits and is unable to predict a range of potential loss. Accordingly, no amounts have been provided for these additional lawsuits in the accompanying financial statements.

WORLDCOM CONTRACT - Since September 1995, the Company's subsidiary, NTC, has had a carrier contract with WorldCom Network Services, Inc. ("WorldCom"). The contract was renegotiated in October 1998 by the Company's new management. The new contract has revised the former minimum purchase requirements in excess of $1.1 billion and also revised wholesale rates. Under the new terms, the Company has agreed to purchase $250 million in telephone service over a three-year period, with the ability to extend the purchase requirement for an additional two years if required. In February 1998, WorldCom extended credit to NTC of up to $3 million at an

                       INCOMNET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 SEPTEMBER 30, 1998

interest rate of 18% per annum by allowing NTC to deduct from payments owing to WorldCom under terms of the old carrier contract. NTC is presently in default on obligations to make payments of approximately $3.4 million. On October 30, 1998, NTC and WorldCom entered into an agreement under which WorldCom agreed to forbear from taking any action against NTC and also agreed to reschedule the payment of amounts in default. Under the terms of the forbearance agreement, WorldCom will have a first priority lien on NTC's subscriber base and a second priority lien on accounts receivable as long as the amount in default is outstanding. The forbearance and repayment schedule are contingent upon the Company completing a $20 million secured financing expected to be provided by Ironwood Telecom LLC ("Ironwood") by December 15, 1998 [see "Item 5. Other Information -Funding Commitment From Ironwood Telecom"].

FIRST BANK LOAN - As of September 30, 1998, NTC was in default on a note to First Bank & Trust of Newport Beach ("First Bank") of approximately $6.9 million. NTC has subsequently made several payments to First Bank that reduced the note to approximately $4.9 million as of November 13, 1998. First Bank has a first priority lien on the Company's accounts receivable until the note is repaid. On October 30, 1998, the Company and First Bank reached an agreement under which First Bank agreed to forbear from taking any action against NTC until December 15, 1998. The forbearance and repayment schedule are contingent upon the Company completing a $20 million secured financing expected to be provided by Ironwood by December 15, 1998 [see "Item 5. Other Information - Funding Commitment From Ironwood Telecom"].

NOTES TO FORMER OWNERS OF GENSOURCE CORPORATION -- In May 1997, the Company entered into promissory notes to four former owners of GenSource associated with the acquisition of GenSource in May 1997. The notes obligated the Company to pay the four former owners an aggregate of $1.9 million over a period of five years, plus interest of 8%, with payments commencing in May 1998. In June 1998, the Company defaulted on payments to two of the former owners, who have filed a lawsuit against the Company seeking full payment of their notes, which total approximately $1.2 million. The Company is presently negotiating with the two former owners who have filed the lawsuit to resolve the issue. There can be no assurances that there will be a favorable outcome to these negotiations [see "Item 1. Legal Proceedings - Lawsuit From Former Owners of GenSource"]. The Company is unable to estimate the outcome of this lawsuit and is unable to predict a range of potential loss. Accordingly, no amounts have been provided for this lawsuit in the accompanying financial statements.

8.   NON-RECURRING CHARGES:

In the three months ended September 30, 1998, the Company completed its evaluation of the recoverability of certain long-lived assets at NTC and GenSource. In connection with this evaluation, the Company has recorded a $4.9 million non-cash write-down of the carrying value of certain long-lived assets to their estimated fair value, consisting primarily of a write-off of $1.6 million at NTC taken for leasehold improvements at one of its facilities, and $3.2 million associated with GenSource, consisting primarily of approximately $2.0 million of goodwill resulting from the Company's acquisition of GenSource and $1.2 million of property, plant and equipment at GenSource.

9.   INVESTMENT IN UNCONSOLIDATED AFFILIATE:

In the three months ended September 30, 1998, the Company sold 4.5 million shares of its investment in Rapid Cast for $2.7 million. Cash of $1.5 million was received in August 1998 and cash of $1.1 million was received in October 1998. The remaining $0.1 million is to be received in November 1998. In 1997, the basis for accounting for Rapid Cast was changed from the consolidation to the equity method of accounting, when Incomnet's ownership interest diminished from 51% to 33%. At that time, the liabilities of Rapid Cast exceeded its assets, as recorded in the Company's consolidated balance sheet, by approximately $3.6 million. Accordingly, this $3.6 million liability was recorded in 1997. In the three months ended September 30, 1998, management determined that it no longer believes that there would be any further obligation of the Company to Rapid Cast and, in accordance with generally accepted accounting principles for equity investments, the liability amount of $3.6 million was reversed to income.

                       INCOMNET, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 SEPTEMBER 30, 1998

10.  YEAR 2000 COMPLIANCE:

The Company has completed a preliminary assessment for Year 2000 compliance at its NTC and GenSource subsidiaries. The management of GenSource believes that it has achieved Year 2000 compliance in its software products that are currently offered for sale to its customers and has a plan in place to achieve Year 2000 compliance for its internal operations. NTC has identified the major applications and systems that must either be upgraded or replaced in order to achieve Year 2000 compliance. A preliminary budget of $2.6 million has been established at NTC for the necessary changes [see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness Disclosure"]. The Company has recorded no charge or reserve to achieve Year 2000 compliance and will recognize expense associated with Year 2000 compliance as it occurs.

11.  COMPREHENSIVE INCOME:


Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the three and nine month periods ended September 30, 1998 and 1997, the Company did not have any components of other comprehensive income as defined in SFAS 130.

12.  SUBSEQUENT EVENTS:

FUNDING COMMITMENT FROM IRONWOOD TELECOM - On October 30, 1998, the Company received a commitment letter from Ironwood to provide the Company with a secured credit facility of $20 million less certain amounts to be loaned or paid to third parties for the benefit of the Company. As part of the secured credit facility, the Company has already received a bridge loan that is due and payable on December 15, 1998 when the secured credit facility is expected to be funded. Ironwood's commitment is subject to the completion of certain conditions. If the secured financing is completed, the principal amount will be due and payable on December 31, 2000 [see "Item 5. Other Information - Funding Commitment From Ironwood Telecom."].

IRONWOOD LOAN TO CASEY; COHEN OPTION EXERCISE - In connection with the exercise of an option to acquire preferred stock pursuant to a previous agreement reached between the Company's Chairman, John P. Casey and certain preferred stock owners on November 5, 1998, Ironwood loaned Mr. Casey approximately $2.1 million, the proceeds of which were used to exercise the option. The Company will either redeem the preferred stock on or before the one-year anniversary of the date the Company's Articles of Incorporation are amended to increase the number of authorized shares of common stock, if it is financially able, or the preferred stock will be converted to common stock and offered to the Company's shareholders on a pro-rata basis [see "Item 5. Other Information - Ironwood Loan to Casey; Cohen Option Exercise"].

TRANSACTIONS WITH OTHER PREFERRED HOLDERS - On November 4, 1998, Ironwood entered into transactions similar to the Casey Option transaction with five others holders of preferred stock. Under these transactions, Ironwood paid an aggregate amount of approximately $1.1 million to these five holders to purchase shares of preferred stock convertible into an aggregate of approximately 2.3 million shares of the Company's Common Stock or approximately 7% of the Company's Common Stock on a fully diluted basis. The Company will either redeem the preferred stock on or before the one-year anniversary of the date the Company's Articles of Incorporation are amended to increase the number of authorized shares of common stock, if it is financially able, or the preferred stock will be converted to common stock and offered to the Company's shareholders on a pro-rata basis [see "Item 5. Other Information -Transactions with Other Preferred Holders"].

RENEGOTIATION OF SEVERANCE AGREEMENTS WITH FORMER MANAGEMENT; AMENDED EMPLOYMENT AGREEMENT - On October 30, 1998 and November 1, 1998, the Company renegotiated severance agreements with the Company's former President and Chief Executive Officer, NTC's former President and Chief Executive Officer, NTC's former Senior Vice President and Chief Financial Officer and with a present employee of the Company. As a result of these negotiations, the Company's severance payments and employment contractual commitments to those individuals were reduced [see "Item
5. Other Information -- Renegotiation of Severance Agreements With Former Management; Amended Employment Agreement"].

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company and its subsidiaries, please be advised that the Company and its subsidiaries' actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government and agency regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, loss of suppliers, technical problems with the Company's products, failure to obtain new customers, litigation and administrative proceedings involving the Company, including the pending class action and related lawsuits, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, inability of the Company to continue as a going concern, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, loss of independent sales representatives, changes in interest rates, inflationary factors, default on indebtedness and other specific risks that may be aluded to in this Quarterly Report or in other reports issued by the Company. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

GENERAL:

The Company has two subsidiaries, NTC and GenSource. NTC is engaged in the business of providing discount long distance telephone communication services to residential and commercial customers in the United States. GenSource is in the business of developing and marketing software programs used to administer insurance-related claims, such as workers' compensation and short-term and long-term disability.

LOSSES AT NTC -- Beginning in August 1997, and continuing through the nine months ended September 30, 1998, NTC has continued to experience declining revenues due to losses in the number of telephone customers and the number of active independent sales representatives. Those losses were the result of a number of factors (the "NTC Loss Factors"), including the following:

     - Sanctions imposed by the California Public Utilities Commission in the first quarter of 1998 and related compliance obligations imposed under a stipulation among NTC, the California Attorney General and the Orange County District Attorney. The sanctions and compliance obligations followed findings that NTC had engaged in unauthorized switching of customers' interexchange carrier during 1997. The order also required that several former senior executives and directors leave the Company.

     - NTC's failed attempt at a public offering of its common stock in September 1997.

     - The termination of the proposed sale of all or substantially all of NTC's assets to a third party as previously disclosed in July 1998.

     - The operational distraction caused by the Company's focus on the failed IPO and sale of NTC,

     - The departure of Jerry Ballah, Christopher Mancuso and several key independent sales representatives to form a competitive telecommunications marketing company and their efforts to hire away employees and to induce independent sales representatives and telephone customers to leave NTC and join them in their new operations [see "Item 1. Legal Proceedings - Lawsuit Against Jerry Ballah"].

     - The financial difficulties at the Company and NTC as a result of the above factors and the resulting issuance of a going concern opinion by the Company's independent auditors in the 1997 Annual Report.

OPPOSITION TO THE SALE OF NTC; CASEY OPTION TO ACQUIRE PREFERRED STOCK - During the second quarter of 1998, John P. Casey, a significant shareholder of the Company, announced his opposition to the proposed sale of NTC. Mr. Casey also announced that he was evaluating his options, including replacement of a majority of the Company's then board members. By mid-July 1998, Mr. Casey owned 6.1 million shares of the Company's common stock, representing 31% of the then outstanding shares, and acquired an option to purchase 1,598 shares of preferred stock, or 78% of the Company's outstanding convertible preferred stock (the "Cohen Preferred Stock"), from 13 holders (collectively, the "Cohen Parties"). Mr. Casey attempted, but was not successful, in obtaining the balance of the outstanding convertible preferred stock (i.e., 445 shares or approximately 22% of the outstanding convertible preferred stock (the "Other Preferred Shares")) from five additional owners (the "Other Preferred Holders").

The Cohen Parties and the Other Preferred Holders (collectively, the "Preferred Holders") had attempted to convert their preferred shares into common stock in June 1998, when the Company's common stock price was in the range of $0.19 per share. The Company did not have sufficient authorized common stock to effect those conversions. If the Company had sufficient authorized common stock in June 1998, the Preferred Holders would have received an aggregate of 11,387,806 shares of the Company's common stock, representing approximately 30% of the Company's common stock on a fully diluted basis.

DEFAULTS ON NOTES TO FORMER OWNERS OF GENSOURCE -- In June 1998, the Company defaulted on payments under promissory notes to two former owners of GenSource and has not made any further payments to them under these notes. These two noteholders have sued the Company seeking full payments under their notes of $1.2 million [see "Item 1. Legal Proceedings - Lawsuit By Two Former Owners of GenSource Corporation"].

NTC DEFAULTS - In August 1998, NTC received a notice from WorldCom, the provider of NTC's telecommunications services, that WorldCom intended to disconnect those services if certain conditions could not be satisfied and defaults could not be cured. At the same time, NTC was in default on its loan with its primary lender, First Bank. On August 27, 1998, WorldCom and First Bank informed the Company and NTC that, as a condition to continuing service and forbearance on amounts owed to them, they would require, among other things, that the Company and its former Board of Directors enter into an agreement with John Casey with respect to changing the composition of the Company's Board of Directors.

THE BOARD CHANGE AGREEMENT - During August and September 1998, Mr. Casey engaged in negotiations with the Company's board regarding a change in a majority of the board members and management. Those negotiations resulted in a Board Change Agreement that was consummated on September 29, 1998 (the "Board Change Agreement") [see Item 5. Other Information - Change of Control of the Company's Board of Directors and Chief Executive Officer"]. The Board Change Agreement provided for the resignation of five of the Company's six directors and the appointment of Mr. Casey and two of Mr. Casey's designees, John P. Hill, Jr. and Michael A. Stein, as new directors. Howard Silverman agreed to continue to serve as a director of the Company. Since the Board Change Agreement, the new board appointed Denis Richard as the new President and Chief Executive Officer of the Company and NTC. The new board appointed Mr. Richard and R. Scott Eisenberg as additional board members.

RECENT DEVELOPMENTS -- In the third quarter of 1998 and since the change in composition of the Company's Board of Directors, the following improvements have taken place in the Company's business activities and operations:

     - On October 30, 1998, the Company received a commitment from Ironwood, subject to certain conditions, to provide the Company with up to $20 million in a secured credit facility by December 15, 1998 [see "Item
          5. Other Information - Funding Commitment From Ironwood Telecom"]. The proceeds from this financing principally will be used to satisfy the Company's obligations to WorldCom and First Bank and pay certain other accrued liabilities.

     - In September 1998, the Company entered into a revised settlement agreement in connection with its pending class action lawsuit on more favorable terms than those proposed in the original settlement in December 1997 [see "Item 1. Legal Proceedings. Class Action and Related Lawsuits"]. This settlement is subject to final court approval.

     - In September 1998, the District Attorney of Orange County lifted a restriction that required NTC to wait 24 hours before verifying that a new customer wanted to sign up for NTC's telephone service. Lifting this restriction has eliminated a major disadvantage that NTC had in signing up new telephone customers.

     - In July 1998, NTC settled a lawsuit with one of its leading former representatives, who has rejoined the Company and is playing an important role in the effort to revitalize NTC's network marketing operations.

     - In October 1998, NTC renegotiated its contract with WorldCom. The renegotiation has resulted in a decrease of the "take or pay" provisions of the contract from $1.1 billion to $250 million over a three year period, with the ability to extend for two additional years if necessary [see "Notes To Consolidated Financial Statements - Note
          7. Commitments and Contingencies"]. The new contract also has resulted in an immediate decrease in the Company's telephone rates, which have been passed on to new customers through the introduction of new marketing programs that management believes are among the most competitive in the industry.

     - NTC is taking steps to revitalize its network marketing organization, including developing new telecommunications products that are more competitive, working closer with its independent sales representatives to help them better understand the products and services provided by NTC, developing new commission and bonus programs that will make NTC more competitive in attracting new independent sales representatives and expanding its focus on recruiting representatives primarily from Southern California to a nationwide focus. Management is hopeful that the aggressive, new marketing plan will revitalize its recruiting efforts for additional representatives.

     - As a condition to obtaining financing from Ironwood, the Company has renegotiated severance agreements with former executives of the Company and NTC and with a present employee of the Company [see "Item
          5. Other Information - Renegotiation of Severance Agreements With Former Management; Amended Employment Agreement"]. These executives have also agreed to terminate options to purchase stock from the Company.

     - John P. Casey and Ironwood purchased all of the outstanding convertible preferred stock and associated rights from the Preferred Holders under arrangements that require Mr. Casey and Ironwood to hold the stock for approximately one year to enable the Company to redeem such stock for a price representing no actual profit except, in the case of Ironwood, for a carrying cost factor. That redemption price is currently estimated at $3.9 million (the "Preferred Price"). The Company hopes to redeem the preferred stock, if financially able, prior to expiration of the redemption period. Those transactions have the effect of avoiding a dilution to the Company's shareholders of more than 10 million shares, or approximately 28%, of the Company's common stock on a fully-diluted basis. If the Company is not financially able to redeem the preferred stock, Ironwood and Mr. Casey are obligated to make the common stock underlying the Preferred Stock available for sale to shareholders on a pro-rata basis at the Preferred Price [see
          "Item 5. Other Information - Ironwood Loan to Casey; Cohen Option Exercise and Transactions With Other Preferred Holders"].

     - The Company is pursuing a variety of options in attempting to secure additional sources of equity and debt financing to permit the Company to meet its liquidity needs. The Company currently believes that it will need to secure additional financing during the first quarter of 1999 to continue its operations [see "Liquidity and Capital Resources" in this section].

LIQUIDITY AND CAPITAL RESOURCES:

Overall, the Company experienced positive cash flow of $0.6 million during the nine months ended September 30, 1998, resulting from a cash inflow from operations of $0.9 million and cash used in investing and financing activities of $0.3 million. The Company, however, will need to raise additional capital in 1998 and 1999 to repay obligations owing to WorldCom and First Bank, to fund settlement costs related to pending litigation, to pay off severance agreements to former management, to pay for costs incurred associated with the change in the composition of the Company's Board of Directors and to fund the cost of revitalizing the Company's business operations.

SHORT-TERM FINANCING -- In September and October 1998, the Company sold 4.5 million shares of its holdings of 10.6 million shares of Rapid Cast, raising a total of $2.7 million. The Company has no immediate plans to sell additonal shares of Rapid Cast stock, although it may do so in the future to meet its liquidity needs.

On November 4, 1998, the Company received a commitment from Ironwood Telecom LLC to provide up to $20 million (less amounts loaned or paid to third parties for the benefit of the Company) through a secured credit facility, a portion of which the Company has already received in the form of a bridge loan. The Company anticipates that the secured credit facility will be funded on or before December 15, 1998 [see "Item 5. Other Information - Funding Commitment From Ironwood Telecom"]. The funds from the secured credit facility will be used principally to pay off WorldCom, First Bank and certain other accrued liabilities. The remainder will be used to fund the Company's operations. Completion of the secured credit facility is subject to a number of conditions. No assurance can be given that the Company will be able to complete the secured credit facility. If such facility is not completed, no assurance can be given that the Company will be able to continue in operation in the absence of such a facility.

LONG-TERM FINANCING - The secured credit facility to be provided by Ironwood is designed to meet the Company's short-term financing needs. By the first quarter of 1999, the Company anticipates that it will require additional financing to revitalize its operations. To that end, the Company is taking steps to arrange additional financing. Such financing may take the form of either additional debt or equity. If the Company is successful in raising new financing, the Company plans to use the proceeds to revitalize NTC's network marketing organization, to develop new marketing channels and to introduce new telecommunication products. The Company also anticipates selling its remaining ownership of 6.1 million shares of Rapid Cast when appropriate, although it presently has no specific plans to sell such shares.

There is no assurance that the Company and NTC will be able to raise sufficient capital or financing to meet their needs through additional sources of funding. There is no assurance that the Company will be able to sell its shares in Rapid Cast, which is a privately held company. Furthermore, there is no assurance that the Company will receive appropriate financing to meet its needs even if NTC receives financing. Finally, there is no assurance that the Company's revitalization plan will succeed even if the Company obtains financing.

GENSOURCE CORPORATION - The Company is in default on promissory notes of approximately $1.2 million to two former owners of GenSource. These former owners have filed a lawsuit against the Company for failure to pay the notes [see "Item 1. Legal Proceedings - Lawsuit By Two Former Owners of GenSource Corporation"]. As part of ongoing discussions with these noteholders, the Company is assessing various alternatives, including the possible disposition of its interests in GenSource. In the nine months ended September 30, 1998, the Company funded the development of GenSource's GenCOMP-TM- for Windows workers' compensation claims administration software system. The development of GenCOMP-TM- for Windows has been completed and the product is now actively being sold by GenSource. The Company is negotiating with the former owners of GenSource and with GenSource's management to determine the appropriate steps to resolve the situation regarding the defaulted notes and the Company's commitment to GenSource as a subsidiary.

CAPITAL EXPENDITURES - The Company spent approximately $1.2 million in the nine months ended September 30, 1998 for the acquisition of plant and equipment at NTC and GenSource. To meets its capital needs for the future, the Company believes that it will have to spend approximately $2.6 million in the next 12 months to upgrade certain equipment and software used in its operations. These upgrades will also assist the Company in meeting its Year 2000 compliance requirements. Because the Company presently does not have the capital for such anticipated expenditures, it will have to receive loans to finance these expenditures or to raise funds through the sale of equity
[see "Long-Term Financing" in this section].

YEAR 2000 READINESS DISCLOSURE -- Many existing computer systems and applications use only two digits to identify a year in their respective date fields without considering the impact of the upcoming change in the century. These systems need to be corrected or replaced with systems that are Year 2000 ("Y2K") compliant.

GenSource has completed a preliminary assessment of its Y2K compliance. Management of the Company's GenSource subsidiary, after completion of a Y2K testing program, believes that it has achieved Y2K compliance in the software products that are currently offered for sale to its customers and has taken steps with its customers to have any required software patches or upgrades installed on prior products sold. GenSource has also identified internal systems that may require upgrades to be Y2K compliant and believes that such related costs will not be material. GenSource has already contacted its key software suppliers to receive information on their Y2K compliance plans. No assurance can be given that a Y2K compliance problem will not be discovered in the future relating to GenSource's current products, or to patches and upgrades made on prior products sold.

The Company's NTC subsidiary has identified the major applications and systems that must either be upgraded or replaced to better meet the needs of NTC's operations and for Y2K compliance. These changes will result in a combination of software and/or hardware upgrades or replacement. Several key systems that must be addressed by NTC are: its internal financial system, the billing and customer service system, the independent representative tracking and commission system, the calling card system, the Local Exchange Carrier ("LEC") billing system, the internal corporate telephone exchange, the security and HVAC systems at NTC's facilities, and other systems.

NTC has established a preliminary budget of $2.6 million for the necessary changes identified to date. NTC has dedicated internal resources to the Y2K problem and has acquired software upgrades to existing equipment. NTC is also considering engaging an outside consulting firm to prepare a final assessment and, possibly, to act as Y2K project manager. NTC has also begun discussions with its key suppliers and vendors with respect to their own Y2K compliance plans, including: WorldCom, its underlying carrier; USBI, a LEC billing clearing house; and GTE and SBC Communications, with whom NTC has direct LEC billing and collection agreements.

NTC intends to address its Y2K issues by upgrading or replacing its software and hardware as required, as well as its non-information-technology systems. However, there can be no assurance at this time that NTC will be able to make any such changes, that any of NTC's systems or applications are or will be Y2K compliant, that such upgrades will be completed on a timely basis at reasonable costs, or that such upgrades will be able to anticipate and correct all of the problems triggered by the actual impact of Y2K. There can be no assurance, even if the Company and its subsidiaries achieve Y2K compliance in their own products and services, that systems provided to the Company by outside suppliers will be Y2K compliant. There also can be no assurance that such impact will not result in a material disruption or have a material adverse effect on the Company's business, results of operation or financial condition.

The most likely worst case Y2K scenario at NTC which management has identified to date is that, due to unanticipated Y2K compliance problems, NTC may be unable to bill its customers, in full or in part, for services used. Should this occur, it would result in a material loss of some or all gross revenue to NTC for an indeterminable amount of time, which could cause NTC to cease operations. The Company has not yet developed a contingency plan to address this worst case Y2K scenario, but with new anticipated financing, the Company plans to develop such a plan by September 1999.

CASH FLOW FROM OPERATIONS - The Company experienced $0.9 million in positive cash flow from operations during the first nine months of 1998 compared to $13.1 million in negative cash flow from operations during the prior year's comparable period. This year-to-year increase in cash flow from operations resulted primarily from (1) a net cash inflow of $6.3 million from changes in operating assets, primarily $5.5 million from accounts receivable, which decline in accounts receivable was caused by the NTC Loss Factors; (2) a net cash inflow of $0.5 million from changes in operating liabilities, primarily a cash inflow of $2.0 million from accrued expenses offset by cash outflows of $0.8 million and $0.7 million, respectively, from accounts payable and deferred income, which were caused by the NTC Loss Factors; and (3) a net cash outflow of $5.9 million from other operating activities, primarily the Company's net loss of $8.7 million, the sale of Rapid Cast stock of $2.7 million and the deferred gain from the write-off of Rapid Cast of $3.6 million, partially offset by asset impairment of $4.9 million, depreciation and amortization of $2.8 million, and disposal of assets of $1.0 million.

CASH FLOW FROM INVESTING - The Company experienced a cash inflow from investing activities of $ 1.6 million in the first nine months of 1998 as compared with a negative cash flow of $2.3 million in the first nine months of 1997. The positive cash flow in the first nine months of 1998 resulted primarily from (1) a cash inflow of $1.3 million for the sale of the Company's AutoNETWORK subsidiary in April 1998 and (2) a cash inflow of $1.5 million from the sale of 4.5 million shares of stock in Rapid Cast for $2.7 million in September 1998 versus a cash outflow of $1.2 million for the acquisition of plant and equipment. The remaining $1.2 million for the sale of Rapid Cast stock was booked as a receivable in September 1998, most of which was received in October 1998.

CASH FLOW FROM FINANCING - The Company had negative cash flows from financing activities of $1.9 million during the nine months ended September 30, 1998 compared with positive cash flow of $14.4 million during the nine months ended September 30, 1997. The negative cash flow during the first nine months of 1998 resulted primarily from repayments of short-term and long-term debt, including a reduction in debt owed to First Bank from $8.4 million on December 31, 1997 to $6.9 million on September 30, 1998 and a reduction in long-term capital lease obligations from $1.3 million on December 31, 1997 to $0.9 million on September 30, 1998.

LITIGATION - The Company is subject to pending litigation. Management is not yet able to predict the impact of the pending litigation on its financial condition and results of operations. Other pending litigation may have a material adverse effect on the Company's financial condition and results of operation [see "Part II. Item 1. Legal Proceedings"].

GOING CONCERN - As a result of the substantial net losses incurred by the Company and its subsidiaries in 1997, and because its current liabilities exceeded its current assets by $11.6 million on December 31, 1997, the Company's independent certified public accountants stated in their report included in the 1997 Annual report, that there is substantial doubt regarding the Company's ability to continue as a going concern. Since current liabilities exceeded current assets by $17.4 million as of September 30, 1998, the Company believes that its independent certified public accountants would issue a similar going concern qualification regarding the Company's financial condition if the accountants were engaged to review and report on the Company's financial status.

RESULTS OF OPERATIONS:

SALES - Sales of $12.9 million in the third quarter ended September 30, 1998 decreased 61% versus sales of $33.3 million in the third quarter ended September 30, 1997. For the nine months ended September 30, 1998, sales decreased to $48.0 million from $99.3 million in the nine months ended September 30, 1997, a decrease of 52%. This decrease was attributable to a decrease in sales at NTC to $12.3 million in the three months ended September 30, 1998 from sales at NTC of $32.3 million in the three months ended September 30, 1997. The decline in sales is primarily due to the NTC Loss Factors which are discussed in more detail under "General" in this section. For the nine months ended September 30, 1998, sales at NTC decreased to $45.4 million from $97.1 million in the nine months ended September 30, 1997, a decrease of 53%. The following table summarizes the Company's sales performance by subsidiary and segment during the comparable third quarters in 1998 and 1997:



                                                                 $ in millions
                                                            ----------------------
 Subsidiary                     Segment                       1998           1997
------------     -----------------------------------------  -------        -------
NTC              Telephone (telecommunications services)      $12.0         $ 28.7
NTC              Telephone (marketing programs)                 0.3            3.6
GenSource        Software                                       0.6            0.6
AutoNETWORK      Network                                         --            0.4
                                                             ------        -------
                 Total Company Sales                          $12.9         $ 33.3
                                                             ======        =======

COST OF SALES - Total Company cost of sales decreased to $8.0 million or 62% of sales during the quarter ended September 30, 1998 verses $23.4 million or 70% of sales during the quarter ended September 30, 1997. For the nine months ended September 30, 1998, cost of sales decreased to $30.2 million from $69.5 million for the nine months ended September 30, 1997. The decrease in cost of sales resulted largely from decreasing carrier costs associated with decreased telephone service sales by NTC and decreasing commissions paid to NTC's independent sales representatives.


The following table summarizes the Company's changes in three major cost components for the three months ended September 30, 1998 and 1997, respectively:


                                                           ($ in millions)
                                                     --------------------------
                                                      September      September
                                                      30, 1998       30, 1997
                                                     -----------    -----------
Commissions paid to NTC independent
 sales representatives                                  $ 1.1          $  4.4
Carrier costs for NTC's long distance
 telephone service                                        6.4            17.8
All other costs of sales                                  0.5             1.2
                                                      -------         -------
     Total Company Cost of Sales                        $ 8.0          $ 23.4
                                                      =======         =======

NTC's total commission expense decreased to $1.1 million in the third quarter of 1998 compared to $4.4 million in the same quarter of 1997. The decrease in commissions is directly related to the decline in NTC's telephone revenues to $12.0 million and to the decline in NTC's marketing revenues to $0.3 million. Representatives receive a percentage of long distance revenues in commissions and receive bonuses when new independent sales representatives sign up a certain number of new telephone customers. NTC's carrier costs to deliver long distance telephone service to its telephone customers decreased to $6.4 million in the third quarter of 1998 compared to $17.8 million in the third quarter of 1997. This decrease in carrier costs reflects a decline in sales. In the third quarter of 1998, the gross margin for telecommunication services was 47%, while in the third quarter of 1997, gross margin was 38%. The increase in gross margin reflects improved margins on both domestic and international rates.

The third cost component shown in the table above is "all other costs of sales" which represents: (1) NTC's costs of producing sales materials for its independent sales representatives; and (2) GenSource's cost of producing software products and related services.

GENERAL & ADMINISTRATIVE - Total general and administrative costs increased to $8.3 million in the quarter ended September 30, 1998 or 64% of sales compared to $6.7 million for the three months ended September 30, 1997 or 20% of sales. General and administrative expenses were $20.1 million for the nine months ended September 30, 1998 versus $20.7 million for the nine months ended September 30, 1997. General and administrative costs generally include the costs of employee salaries, fringe benefits, supplies, and related support costs which are required in order to provide such operating functions as customer service, billing, marketing, product development, information systems, collections of accounts receivable, and accounting. The increase in general and administrative costs in the current quarter were primarily attributable to expenses of approximately $1.1 million incurred during the quarter by the Company associated with the change in composition of the Company's Board of Directors [see "Item
5. Other Information - Change of Control of the Company's Board of Directors"] and reserves of approximately $1.8 million for related expenses, including (1) $1.1 million for legal and related expenses and (2) $0.2 million for the severance agreement with the Company's former CEO.


Costs for salaries, fringe benefits, supplies and related support costs at NTC decreased to $14.7 million in the nine months ended September 30, 1998 versus $19.5 million for the nine months ended September 30, 1997, a decrease of 25%. In the three month ended September 30, 1998, salaries, fringe benefits, supplies and related support costs at NTC decreased to $4.7 million versus $6.5 million in the three months ended September 30, 1998, a decline of 28%. This decrease reflects NTC's efforts to lower its overhead because of decreasing sales.

DEPRECIATION & AMORTIZATION - Total Company depreciation and amortization expense was $0.9 million in the third quarter ended September 30, 1998 versus $0.8 million in the third quarter ended September 30, 1997. Depreciation and amortization expense for the nine months ended June 30, 1998 was $2.8 million versus $2.2 million for the nine months ended September 30, 1997. This increase was caused by increased investment by NTC in computer hardware and software, furniture and equipment, and leasehold improvements in 1997 prior to a decline in its sales and by an increase in investment in computer software and hardware by GenSource.

BAD DEBT EXPENSE - Total Company bad debt expense decreased to $0.9 million in the third quarter of 1998 from $1.6 million in the third quarter of 1997, a decrease of 44%. Bad debt expense for the nine months ended September 30, 1998 decreased to $3.1 million versus bad debt of $3.4 million for the nine months ended September 30, 1997, a decrease of 8.8%. The decrease in bad debt expense reflects declined level of telephone sales at NTC. Bad debt expense in the third quarter of 1998 also includes $0.6 million associated with the write-off of a loan to a former officer of NTC. As a percentage of sales, bad debt expense for the nine months ended September 30, 1998 was 6.5% of sales versus 3.5% of sales for the nine months ended September 30, 1997. The increase in the percentage of bad debt expense in relationship to sales is related primarily to the write-off of a loan to a former officer of NTC.

IMPAIRMENT OF LONG-LIVED ASSETS - In the three months ended September 30, 1998, the Company completed its evaluation of the recoverability of certain long-lived assets at its NTC and GenSource subsidiaries. In connection with this evaluation, the Company has recorded a $4.9 million non-cash write-down of the carrying value of certain long-lived assets to their estimated fair value. The write-offs include approximately $1.7 million at NTC, primarily leasehold improvements at one of its facilities, and $3.2 million associated with GenSource, consisting primarily of $2.0 million of goodwill resulting from the Company's acquisition of GenSource and $1.2 million of property, plant and equipment at GenSource.

OTHER EXPENSE - The Company's other expense was $1.7 million in the quarter ended September 30, 1998 versus an expense of $11.2 million in the third quarter of 1997. Other expense for the nine months ended September 30, 1998 was $2.5 million versus other expenses of $11.3 million for the nine months ended September 30, 1997. Other expense in the third quarter ended September 30, 1998 consisted primarily of write downs of $1.1 million associated with fixed assets and organization cost and interest expense of $0.5 million. For the nine months ended September 30, 1998, other expense of $2.4 million consisted primarily of $1.1 million associated with fixed assets and organization cost, interest expense of $1.1 million and $0.2 million for a legal settlement. For the nine months ended September 30, 1997, the $11.3 million in other expense was primarily related to a charge of $8.7 million taken for the settlement of the class action lawsuit and $1.6 million for the settlement of the civil consumer protection lawsuit against NTC.

OTHER - There were certain other non-recurring expenses in the quarter ended September 30, 1998 that consisted primarily of a gain of $3.6 million associated with the reversal of the liability in excess of assets related to the Company's investment in Rapid Cast and a gain of $2.7 million associated with the sale of Rapid Cast stock.

NET LOSS - The Company had a net loss of $5.5 million for the three months ended September 30, 1998 compared to a loss of $9.6 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company had a net loss of $8.7 million versus a net loss of $7.2 million in the nine months ended September 30, 1997. The net loss for the nine months ended September 30, 1998 was due primarily to: (1) a charge of $4.9 million associated with the impairment of assets at the Company's NTC and GenSource subsidiaries; (2) a decline in sales at the Company's NTC subsidiary that has resulted in operating losses at NTC; and (3) expenses associated with the proposed sale of the Company's NTC subsidiary and the change of in composition of the Company's Board of Directors [see "General" in this section and "Item 5. Other Information - Change of Control of the Company's Board of Directors"].

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

CLASS ACTION AND RELATED LAWSUITS:

The Company has been sued in a class action lawsuit entitled SANDRA GAYLES ET AL., VS. SAM D. SCHWARTZ AND INCOMNET, INC., Case No. CV95-0399 AWT
(BQRx), initially filed in January 1995 in the United States District Court for the Central District of California (the "Gayles Class Action Lawsuit"). The Gayles Class Action Lawsuit relates to claims alleging that the Company violated certain sections of the federal securities laws because it did not disclose and falsely denied the existence of the non-public investigation of the Company commenced by the SEC in August 1994. The Gayles Class Action Lawsuit also includes additional claims against Sam D. Schwartz, the Company's former Chairman and Chief Executive Officer. The Gayles Class Action Lawsuit is more fully described in the Company's 1997 Annual Report under "Item 3. Legal Proceedings," which description is hereby incorporated by this reference.

In September 1998, the Company entered into a new written settlement agreement with the plaintiffs in the Gayles Class Action Lawsuit. The settlement agreement is subject to court approval and satisfaction of certain other conditions. The terms of the settlement include payment to the plaintiffs of a total of $500,000, reimbursement of certain expenses up to a maximum of $100,000 and issuance of a certain number of shares of the Company's Common Stock based on a formula. The maximum number of shares of Common Stock that will be issued in accordance with the formula under the settlement agreement is 4,125,000, assuming a $1 per share trading price at the time the formula is applied, and the minimum number of shares of Common Stock that will be issued under the settlement agreement is 1,375,000 shares, assuming a $3 per share trading price at the time the formula is applied. Prior to completion of the settlement agreement and issuance of the shares in accordance with that agreement, the Company's shareholders must approve an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock. It is anticipated that the closing of the settlement agreement and issuance of shares will occur no earlier than March 1999. No assurance can be given that the settlement agreement will be consummated. Further, no assurance can be given that this lawsuit will not have a material adverse impact on the business, financial condition or results of operation of the Company.

In a matter related to the claims alleged in the Gayles Class Action Lawsuit, the Company was sued in an action entitled JAMES A. BELTZ, ET AL, VS. SAMUEL
D. SCHWARTZ AND RITA SCHWARTZ; INCOMNET, INC ET AL., filed in the United States District Court, District of Minnesota in July 1997 and also filed as a parallel action in the State Court of Minnesota (collectively, the "Beltz Lawsuit"). The plaintiffs in the Beltz Lawsuit purportedly opted out of the Gayles Class Action Lawsuit and brought similar claims against the Company and its former Chairman and Chief Executive Officer, Mr. Schwartz. The Beltz Lawsuit is more fully described in the Company's 1997 Annual Report under "Item 3. Legal Proceedings," which description is hereby incorporated by this reference. In addition, Mrs. Rita Schwartz has filed a lawsuit against the Company alleging that she is entitled to reimbursement from the Company of expenses she incurred in connection with the Beltz Lawsuit and the above-described SEC investigation.

In September 1998, Mr. Caswell, Mr. Greenberg, Mr. Bodner and Mr. Huberfeld were dismissed from the federal action in the Beltz Lawsuit, while the Company was dismissed from all counts in the Beltz federal action except for one count. The Company, Mr. Caswell, Mr. Greenberg, Mr. Huberfeld and Mr. Bodner remain as defendants in the Beltz state court action. No assurance can be given that the Beltz Lawsuit will not have a material adverse impact on the business, financial condition or results of operation of the Company.

In another matter related to the claims alleged in the Gayles Class Action Lawsuit, the Company was sued in an action entitled SILVA RUN WORLDWIDE LIMITED VS. INCOMNET, INC., SAM D. SCHWARTZ ET AL., filed in the United States District Court for the Southern District of New York in November 1996 (the "Silva Run Lawsuit"). In 1997, the claims against the Company and Mr. Schwartz were transferred to the same court hearing the Gayles Class Action lawsuit. The plaintiffs in the Silva Run Lawsuit purportedly opted out of the Gayles Class Action Lawsuit and brought claims against the Company and Mr. Schwartz based on alleged violations of the securities laws. The Silva Run Lawsuit is more fully described in the Company's 1997 Annual Report under "Item 3. Legal Proceedings," which description is hereby incorporated by this reference.

On November 9, 1998, except for one breach of fiduciary duty claim, the court dismissed all federal and state claims asserted by plaintiffs in the Silva Run Lawsuit on the ground that the Silva Run plaintiffs had failed to properly opt-out of the GAYLES Class Action Lawsuit.

In September 1998, Robert Zivitz and Nancy Zivitz, a former member of the Company's Board of Directors filed a lawsuit against Sam D. Schwartz, Rita Schwartz and Joel W. Greenberg, et al. in the United States District Court, Northern District of Illinois. Mr. Schwartz is the former Chairman and Chief Executive Officer of the Company, while Mrs. Schwartz and Mr. Greenberg are former directors of the Company. The lawsuit alleges, among other things, that defendants fraudulently promoted the Company's securities in 1995. The Company is not named in the lawsuit. Mr. Schwartz, Mrs. Schwartz and Mr. Greenberg have requested that the Company indemnify them from the claims brought against them in this lawsuit and that the Company advance them legal fees. The Company is presently reviewing the request for indemnification and advancement of legal fees.

INCOMNET, INC. VS. SAM D. SCHWARTZ:

The Company filed a lawsuit in April 1997 in the Superior Court of California in the County of Los Angeles against Sam D. Schwartz, the Company's former Chairman and Chief Executive Officer, in an action entitled INCOMNET, INC. VS. SAM D. SCHWARTZ (the "Schwartz Lawsuit"). The Schwartz Lawsuit is more fully described in the Company's 1997 Annual Report under "Item 3. Legal Proceedings," which description is hereby incorporated by this reference. The Company claims in this lawsuit that Mr. Schwartz, among other things, failed to disclose material information to the Company as required by law that resulted in damages to the Company. The Company seeks to recover damages from Mr. Schwartz in the amount of the losses incurred by the Company.

LAWSUITS BY FORMER INDEPENDENT SALES REPRESENTATIVES:

The Company is involved in three lawsuits by former independent sales representatives filed in the Superior Court of California in the County of Orange. The lawsuits allege that the Company and NTC breached various duties and made material misrepresentations in its dealings with the plaintiffs generally during the period from August 1993 to March 1998, and also allege that the Company failed to pay certain commissions owed to the plaintiffs. The lawsuits seek general damages, compensatory damages, special damages and punitive damages. The Company believes that these claims are without merit and plans to defend itself vigorously against the lawsuits. No assurance can be given that this lawsuit will not have a material adverse impact on the business, financial condition or results of operation of the Company.

LAWSUIT AGAINST JERRY BALLAH:

In July 1998, NTC sued a former consultant and others in the Orange County Superior Court in a matter entitled NATIONAL TELEPHONE & COMMUNICATIONS, INC. VS. JERRY BALLAH, WORLD TECHNOLOGIES MARKETING, INC., ET AL. (the "Ballah Lawsuit"). The Ballah Lawsuit is more fully described under "Item 1. Legal Proceedings" set forth in the Company's Form 10-Q for its fiscal quarter ended June 30, 1998, as filed with the Securities & Exchange Commission on August 14, 1998, which description is hereby incorporated by this reference. In this lawsuit, NTC is asserting claims against Mr. Ballah and other defendants for breach of contract, misappropriation of trade secrets, intentional interference with business relationships, fraud and related claims in connection with their start-up of a competing business and solicitation of NTC's employees and independent sales representatives, as well as the alleged diversion of NTC's telephone customers to businesses owned or controlled by defendants. In a cross-complaint for damages, Mr. Ballah alleges that NTC breached its consulting agreement with him and World Technologies, Inc. ("World Tech") alleges that NTC breached an agreement under which World Tech would become the exclusive network marketing company for NTC.

On July 21, 1998, a stipulated restraining order was entered by the court enjoining the defendants in the Ballah/Mancuso Lawsuit from directly or indirectly attempting to induce any NTC employee or independent sales
representative to work or perform services for the defendants.   NTC's motion
for preliminary injunction is currently scheduled for hearing in December 1998. NTC is subject to potential claims by Mr. Ballah [see "Part 1. Legal Proceedings - Potential Lawsuits - Former Officers of NTC"].

LAWSUIT BY COMMUNICATIONS CONSULTING, INC.:

NTC has been sued in an action entitled COMMUNICATIONS CONSULTING, INC. VS. NATIONAL TELEPHONE & COMMUNICATIONS, INC., filed June 1998 in the Superior Court of California in the County of Orange (the "CCI Lawsuit"). The CCI Lawsuit is more fully described under "Item 1. Legal Proceedings" set forth in the Company's Form 10-Q for its fiscal quarter ended June 30, 1998, as filed with the SEC on August 14, 1998, which description is hereby
incorporated by this reference.   In the CCI Lawsuit, the plaintiff alleges
that NTC violated the terms of a consulting agreement entered into between CCI and NTC on July 24, 1996. There has been no material change in the status of this lawsuit.

LAWSUIT BY TWO FORMER OWNERS OF GENSOURCE CORPORATION:

On September 23, 1998, Jerry C. Buckley and Ralph Flygare, two former owners of GenSource Corporation, filed a lawsuit entitled JERRY BUCKLEY, RALPH FLYGARE ET AL VS. INCOMNET, INC., GENSOURCE CORPORATION AND MARK RICHARDSON, in the Superior Court of the County of Los Angeles (the "GenSource Lawsuit"). In the GenSource Lawsuit, the plaintiffs allege that the Company defaulted on payments under promissory notes between the Company and the plaintiffs, and seek payment of approximately $1.2 million. The Company is presently negotiating with the two former owners to resolve the claims alleged in the lawsuit. There can be no assurances that there will be a favorable outcome to these negotiations or that the lawsuit will not have a material adverse impact on the business, financial condition or results of operations of the Company.

POTENTIAL LAWSUITS:

From time to time, the Company is also involved in litigation arising from the ordinary course of business, the ultimate resolution of which may or may not have a material adverse effect on the business, financial condition or results of operation of the Company.

On June 30, 1998, NTC terminated its employment agreement with Edward Jacobs for cause. Mr. Jacobs has notified NTC that he intends to assert claims under the employment agreement or other agreements between Mr. Jacobs and the Company [see "Certain Relationships and Related Transactions - Settlement Agreement With NTC

Directors" in the Company's Proxy Statement, filed with the Securities and Exchange Commission on November 19, 1997]. The Company believes that it has adequate defenses against such potential claims and would defend itself vigorously against such a lawsuit. There is no assurance that such a lawsuit would not have a material adverse impact on the business, financial condition or results of operation of the Company.

ITEM 2. CHANGES IN SECURITIES

On September 29, 1998, the Company granted: (1) 13 shares of a new class of restricted convertible preferred stock to Denis Richard, the Company's President and Chief Executive Officer, which is convertible into 1.3 million shares of common stock (the "Richard Grant") [see "Item 5. Other Information - Change of Control of the Company's Board of Directors; Appointment of New Chief Executive Officer - Richard Employment Agreement"] and (2) an option to purchase 75,000 shares of the Company's common stock at $2.00 per share
(i.e., the closing market price on September 29, 1998) to a consultant to the Company (the "Consultant Option"). The shares of common stock issuable under the Richard Grant and the Consultant Option are subject to approval of the Company's shareholders of an increase in the number of authorized shares of common stock (the "Stock Approval"). The Consultant Option may be exercised at any time during the five-year period following Stock Approval.

On September 29 and October 2, 1998 the board approved the grant of an option to purchase 10 shares of a new class of preferred stock to each of the Company's new outside directors (the "Director Options"). The Director Options vest over a two-year period. Each share of preferred stock is convertible into 10,000 shares of common stock, subject to Stock Approval. The exercise price for the Director Options was based on the closing price for the Company's common stock at the time of the grants. In the case of three directors that price is $2.1875 per share and in the case of the fourth director that price is $2.25 per share. The options may be exercised over a ten year period.

The Richard Grant, Consultant Option and Director Options were granted pursuant to an exemption form registration under section 4(2) of the Securities Act of 1933 on the basis that each of the recipients had the appropriate investment intent and the offering was targeted to a select group of officers, directors and one consultant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NTC is in default on notes to WorldCom and First Bank & Trust and the Company is in default on notes to two former owners of GenSource Corporation
[see Notes To Consolidated Financial Statement - Note 7. Commitments and contingencies"]. The Company and NTC have reached agreement with WorldCom and First Bank to repay amounts due, pending completion of a Term Loan to be received from Ironwood Telecom LLC [see "Item 5. Other Information - Funding Commitment From Ironwood Telecom"]. The Company is presently negotiating with the former owners of GenSource regarding the repayment of their notes [see "Item 1. Legal Proceedings - Lawsuit By Two Former Owners of GenSource Corporation"].



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable for the three months ended September 30, 1998.

ITEM 5. OTHER INFORMATION

CHANGE OF CONTROL OF THE COMPANY'S BOARD OF DIRECTORS; APPOINTMENT OF NEW CHIEF EXECUTIVE OFFICER:

On September 30, 1998, the Company consummated a change in the composition of the Company's Board of Directors in accordance with a Board Change Agreement that was entered into on August 24, 1998 between John P. Casey and Incomnet's former Board of Directors [see "Report on Form 8-K - Changes in Control of Registrant, dated August 28, 1998 and filed with the Securities and Exchange Commission on August 31, 1998]. A copy of the Board Change Agreement is attached to the Form 8-K filed on August 31, 1998. The description of the Board Change Agreement contained therein is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

The Company's new Board of Directors consists of John P. Casey, Scott Eisenberg, John Hill, Jr, Denis Richard, Dr. Howard Silverman and Michael A. Stein. Mr. Casey is the Chairman of the Board. Denis Richard is the President and Chief Executive Officer. As part of the Agreement, Richard Horowitz, Melvyn Reznick, David Wilstein and Nancy Zivitz resigned from the Board of Directors. Melvyn Reznick also resigned as President and Chief Executive Officer [see "Item 5. Other Information - Renegotiation of Severance Agreements With Former Management; Amended Employment Agreement"]. Mr. Casey is the largest shareholder in the Company, owning approximately 31% of the outstanding shares of the Company, not including shares of preferred Stock owned by Mr. Casey, which he is required to hold for redemption or a rights offering. Mr. Richard was previously Vice President, Law & Corporate Affairs of Teleglobe International Corporation, and has over ten years of experience in the telecommunications industry.

RICHARD EMPLOYMENT AGREEMENT -- On September 29, 1998, the Company and NTC entered into an employment agreement with Denis Richard (the "Richard Employment Agreement"). The terms of the Richard Employment Agreement are more fully described in the Company's Report on Form 8-K dated September 29, 1998, filed with the Securities and Exchange Commission on October 14, 1998 (the "October 1998 Form 8-K") under the caption "Item 5. Other Information -- Richard Employment Agreement". A copy of the Richard Employment Agreement is attached to the October 1998 Form 8-K. The description of the Richard Employment Agreement contained in, and the entire Richard Employment Agreement attached to, the October 1998 Form 8-K is hereby incorporated by reference into this Quarterly Report on Form 10-Q. The following summary of the Richard Employment Agreement is qualified in its entirety by the full text of that agreement contained in the October 1998 Form 8-K.

Under the Richard Employment Agreement, Mr. Richard agreed to serve as the President and Chief Executive Officer of the Company and NTC. Mr. Richard is also a director of Incomnet and the Chairman of the Board of NTC. During the term of the agreement, which terminates on December 31, 2001, Mr. Richard will receive an annual base salary of no less than $325,000. In addition, Mr. Richard is entitled to receive a one-time signing bonus of $353,000 and certain other fringe benefits. Mr. Richard is also entitled to certain severance benefits if his employment is terminated without "Good Reason" as defined in the Richard Employment Agreement.

Under the Richard Employment Agreement, the Company has agreed to issue to Mr. Richard 13 shares of the Company's new series of Preferred Stock (the "Richard Preferred Stock") as compensation to him, which will be convertible into an aggregate of 1.3 million shares of the Company's Common Stock at such time as the Company's Articles of Incorporation have been amended to increase the authorized number of shares of the Company's Common Stock to permit such conversion. The holder of the Richard Preferred Stock will be entitled to vote with the holders of the Company's Common Stock on all matters submitted to shareholders on an as-converted-to-Common basis (i.e., the right vote as if the shares of the Richard Preferred Stock were converted into 1.3 million shares of Common Stock). Mr. Richard has certain rights to require the Company to register the Common Stock issuable upon conversion of the Richard Preferred Stock under the Securities Act of 1933, as amended, following the first anniversary of the commencement of his employment with the Company. The Company has a right of first refusal to purchase the shares of the Richard Preferred Stock and the shares of the Company's Common Stock issuable upon conversion thereof.

CASEY SERVICES AGREEMENT -- On September 29, 1998, the Company entered into an agreement with Mr. Casey (the "Casey Services Agreement"). The terms of the Casey Services Agreement are more fully described in the Company's October 1998 Form 8-K under the caption "Item 5. Other Information -- Casey Services Agreement". A copy of the Casey Services Agreement is attached to the October 1998 Form 8-K. The description of the Casey Services Agreement contained in, and the entire Casey Services Agreement attached to the October 1998 Form 8-K is hereby incorporated by reference into this Quarterly Report on Form 10-Q. The following summary of the Casey Services Agreement is qualified in its entirety by the full text of that agreement contained in the October 1998 Form 8-K.

Under the Casey Services Agreement, Mr. Casey agreed to perform certain duties as the Chairman of the Board of Directors of the Company. The term of the Casey Services Agreement is three years ending on September 29, 2001. However, the agreement does not obligate Mr. Casey to remain as Chairman of the Board nor does it obligate the

Company to retain Mr. Casey as Chairman of the Board. Under the Casey Services Agreement, for so long as Mr. Casey acts as Chairman of the Board, Mr. Casey will be entitled to a quarterly service fee based on a certain formula derived from the fair market value of the Company's Common Stock at the end of each fiscal quarter during the term of the agreement. Generally, this formula will result in a $25,000 quarterly service fee payable to Mr. Casey if the market price of the Common Stock is $4, and an additional $25,000 for each additional $4 increase in the market price of the Common Stock. The maximum fee Mr. Casey would be entitled to in any fiscal quarter is $250,000. If Mr. Casey resigns or is not elected or otherwise retained by the Company as Chairman of the Board during the term of the Casey Services Agreement, he will not be entitled to any quarterly services fee after such resignation or termination of services. Under the Casey Services Agreement, Mr. Casey has waived any right to receive retainer fees, meeting fees or other remuneration given to other directors of the Company.

DIRECTOR STOCK OPTION GRANTS -- On September 29, 1998, as part of the Change of Control of the Company's Board of Directors, the new Board of Directors granted an option to purchase 10 shares of a new series of the Company's Preferred Stock to each non-employee director of the Company then in office (i.e., options were granted to Mr. Hill, Dr. Silverman and Mr. Stein). On October 2, 1998, the Board of Directors granted an option to purchase 10 shares of the Company's Preferred Stock to Mr. Eisenberg upon his appointment to the Board of Directors (the options granted to Messrs. Hill, Eisenberg and Stein and Dr. Silverman are referred to in this Current Report as the "Nonemployee Director Options"). No options were granted to either Mr. Casey or Mr. Richard.

The Nonemployee Director Options have a term of ten years and vest over a two-year period. Each share of Preferred Stock will be convertible into 10,000 shares of the Company's Common Stock. Since all of the Company's authorized Common Stock is currently issued and outstanding, the right to convert the Preferred Stock into Common Stock is subject to the approval by the Company's shareholders of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock available for issuance.

For Mr. Hill, Dr. Silverman and Mr. Stein, the exercise price of each share of Preferred Stock is $21,875, which represents $2.1875 per share of the underlying Common Stock into which such Preferred Stock can be converted. The exercise price for these options is based on the closing price per share of the Company's Common Stock as reported by the Nasdaq Stock Market on the second day following the announcement of the change in composition of the Company's Board of Directors (October 1, 1998). For Mr. Eisenberg, the exercise price of each share of Preferred Stock is $22,500, which represents $2.25 per share of the underlying Common Stock into which such Preferred Stock can be converted. The exercise price of Mr. Eisenberg's options is based on the closing price per share of the Company's Common Stock as reported by the Nasdaq Stock Market on the date of grant (October 2, 1998).

FUNDING COMMITMENT FROM IRONWOOD TELECOM:

On October 30, 1998, the Company received a commitment letter from Ironwood Telecom LLC to provide the Company with a secured credit facility of $20 million, less the amount Ironwood would lend to Mr. Casey to exercise the option to acquire the Cohen Preferred Stock (the "Casey Loan") and the amounts Ironwood would pay to the Other Preferred Holders to acquire the Other Preferred Shares for the benefit of the Company (the "Payments to Other Preferred Holders") [see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - The Change in Ownership of the Company's Common Stock"]. Under the commitment letter, Ironwood agreed to provide an aggregate of $5 million by November 4, 1998 and an additional net amount of $15 million by December 15, 1998 for these purposes. The amount provided to the Company on November 4, 1998 was in the form of a secured bridge loan (the "Bridge Loan"), and the amount to be provided to the Company by December 15, 1998 will be in the form of a secured term loan (the "Term Loan"), each of which is described below.

THE BRIDGE LOAN -- Ironwood loaned the Company approximately $2.3 million on November 4, 1998 under the Bridge Loan (and loaned Mr. Casey approximately $2.1 million under the Casey Loan and paid $600,000 to certain of the Other Preferred Holders on or about the same date). The proceeds from the Bridge Loan were used to make a partial payment of amounts in default owing by NTC to WorldCom. The Bridge Loan accrues interest at the rate of 15% per annum and principal and accrued interest is due on December 15, 1998. The Bridge Loan is secured by the proceeds from any future sale of capital stock of Rapid Cast currently owned by the Company as well as certain other assets of the Company. For arranging the Bridge Loan and making the Casey Loan and Payments to Other Preferred Holders for the benefit of the Company,

Ironwood received an origination fee of $100,000 and warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $1.00. On November 16, 1998, Ironwood made an additional loan of $1 million to the Company under the Bridge Loan, and Ironwood received warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 relating to this loan. All of the warrants issued in connection with the Bridge Loan have a five-year term. Completion of the Bridge Loan was contingent upon satisfaction of a number of conditions, including (i) renegotiation of severance and employment agreements with former management on terms acceptable to Ironwood, (ii) reaching agreement with the Other Preferred Holders on terms acceptable to Ironwood and (iii) reaching agreement with WorldCom and First Bank to forbear taking action concerning NTC defaults until at least December 15, 1998 on terms acceptable to Ironwood. These conditions were satisfied prior to making the Bridge Loan.

THE TERM LOAN -- Upon satisfaction of certain conditions, Ironwood has agreed to provide the Company with a Term Loan of $20 million, less the principal amount of the Casey Loan and the Payments to Other Preferred Holders. The
Term Loan will bear interest at the rate of 12%, payable quarterly, and the principal and any unpaid interest will be due on December 31, 2000. Proceeds from the Term Loan will be used, among other things, to pay-off in full amounts owing by NTC to First Bank, to make payments of all amounts in default owing by NTC to WorldCom and for general corporate purposes. For arranging the Term Loan, Ironwood will receive an origination fee of $400,000 and warrants in two tranches. The first tranche of warrants will entitle Ironwood to purchase 2 million shares of the Company's Common Stock at an exercise price of $1.00 per share. These warrants are exercisable immediately and for a period of five years thereafter. The second tranche of warrants will entitle Ironwood to purchase 1 million shares of the Company's Common Stock at an exercise price of $2.25 per share. These warrants will be exercisable on December 15, 1999 and for a period of five years thereafter.
The exercise price will be reduced and the number of warrants will be increased on both tranches of warrants if the Company does not meet certain performance targets in the fourth quarter of 1999 and 2000. The Term Loan will be secured by substantially all of the assets of the Company and NTC. Completion of the Term Loan is subject to several conditions, including the dismissal or settlement of the Beltz and Silva Run lawsuits against the Company on terms acceptable to Ironwood [see "Item 1. Legal Proceedings - Class Action and Related Lawsuits"].

IRONWOOD LOAN TO CASEY; COHEN OPTION EXERCISE:

In connection with the exercise of an option (the "Cohen Option") to acquire the Cohen Preferred Stock pursuant to a previous agreement reached between Mr. Casey and the Cohen Parties, on November 5, 1998 Ironwood loaned Mr.
Casey approximately $2.125 million, the proceeds of which were used to exercise the Cohen Option. The Casey Loan accrues interest at the rate of 18% per annum. Under the Board Change Agreement, Mr. Casey is obligated to allow the Company to redeem the Cohen Preferred Stock at his acquisition cost (approximately $2.4 million in the aggregate or $0.29 per share of Common
Stock after conversion) plus expenses, including the interest charged under the Casey Loan. NTC has guaranteed the obligations of Mr. Casey under the Casey Loan. If the Company is not able to redeem the Cohen Preferred Stock by November 5, 1999, under the Board Change Agreement, these share will be converted into Common Stock and offered for sale in a rights offering to the Company's shareholders at a purchase price equal to Mr. Casey's acquisition cost plus expenses. The Cohen Preferred Stock is convertible into approximately
8.5 million shares of the Company's Common Stock or 26% of the Company's Common Stock on a fully diluted basis.

TRANSACTIONS WITH OTHER PREFERRED HOLDERS:

Ironwood entered into transactions similar to the Casey Option transaction with five holders of Preferred Stock. Under these transactions, Ironwood agreed to purchase shares of Preferred Stock convertible into an aggregate of approximately 2.3 million shares of the Company's Common Stock or approximately 7% of the Company's Common Stock on a fully diluted basis. Ironwood paid an aggregate amount of approximately $1.1 million to these five holders. Under the agreements between the Company and Ironwood, Ironwood is obligated to allow the Company to redeem the Other Preferred Stock at its acquisition cost (approximately $1.1 million in the aggregate or $0.51 per share of Common Stock after conversion) plus expenses, including a carrying charge of 18% per annum on the purchase price paid by Ironwood. If the Company is not able to redeem the Other Preferred Stock by the one-year anniversary of the date the Company's Articles of Incorporation are amended to increase the number of authorized shares of common stock, under these agreements, the Other Preferred Stock will be converted into Common Stock and offered for sale in a rights offering to the Company's shareholders at a purchase price equal to Ironwood's acquisition cost plus expenses. In consideration for the settlement of certain claims against the Company, the Company also issued warrants to purchase 244,870 shares of Common Stock to two holders of Other Preferred

Stock, exercisable at $1.00 per share. The Company has also granted to these two holders registration rights which will require the Company to register the Common Stock underlying these warrants under certain circumstances.

RENEGOTIATION OF SEVERANCE AGREEMENTS WITH FORMER MANAGEMENT; AMENDED EMPLOYMENT
AGREEMENT:

On September 29, 1998, the Company reached a severance agreement with its former President and Chief Executive Officer (the "Former CEO") to settle the terms of an employment agreement between the Company and the former CEO that would have required the Company to pay an aggregate of $1.1 million over a period of four years to fulfill terms of the contract. Under the terms of the severance agreement, the former CEO agreed to voluntarily leave his position at the Company in consideration for severance payments of up to $500,000 over a two-year period and he retained approximately 337,000 stock options in the Company. On November 2, 1998, the Company's new management renegotiated the severance agreement with the Former CEO under which he agreed to reduce his severance payments to $162,499, which will be paid in full on December 15, 1998. In addition, the Former CEO agreed to voluntarily terminate all of his stock options, except for 50,000 stock options at an exercise price of $4.37 per share.

On July 1, 1998, NTC reached a severance agreement with its former President and Chief Executive Officer (the "Former NTC CEO") to settle the terms of an employment agreement between NTC and the former NTC CEO that would have required NTC to pay an aggregate of $960,000 over a period of two years to fulfill terms of the contract. Under terms of the severance agreement, the former NTC CEO agreed to voluntarily leave his position at NTC in consideration for severance payments of up to $240,000 over a one-year period. On November 2, 1998, the Company's new management renegotiated the severance agreement with the Former NTC CEO under which he agreed to reduce his severance payments to $144,061, which will be paid in full on December 15, 1998. NTC has also agreed to pay the Former NTC CEO a lump sum of $50,000, on or before July 1, 2000, if (1) the Company enters a merger in which the Company or its shareholders retain less than 50% interest in the new Company, (2) the Company sells substantially all of its assets or (3) there is a public offering of the Company's common stock. In addition, the Former NTC CEO agreed to terminate all of his stock options in NTC pursuant to their terms in connection with his voluntary termination of employment with NTC.

On July 1, 1998, NTC reached a severance agreement with its former Senior Vice President and Chief Financial Officer (the "Former NTC CFO) to settle the terms of an employment agreement between NTC and the former NTC CFO that would have required NTC to pay an aggregate of $480,000 over a period of two years to fulfill terms of the contract. Under terms of the severance agreement, the former NTC CFO agreed to voluntarily leave his position at NTC in consideration for severance payments of up to $120,000 over a one-year period. On November 2, 1998, the Company's new management renegotiated the severance agreement with the Former NTC CFO under which he agreed to reduce his severance payments to $75,185, which will be paid in full on December 15, 1998. NTC has also agreed to pay the Former CFO a lump sum of $37,500, on or before July 1, 2000, if (1) the Company enters a merger in which the Company or its shareholders retain less than 50% interest in the new Company, (2) the Company sells substantially all of its assets or (3) there is a public offering of the Company's common stock. In addition, the Former NTC CFO agreed to terminate all of his stock options in NTC pursuant to their terms in connection with his voluntary termination of employment with NTC.

Under an Employment Agreement between the Company and Stephen A. Caswell, a former officer of the Company and current employee (the "Caswell Employment Agreement"), Mr. Caswell was entitled in October 1998 to severance in the aggregate amount of approximately $260,000, if his employment was terminated without cause. On October 30, 1998, the Company and Mr. Caswell agreed to amend the Caswell Employment Agreement. Under terms of the amended Caswell Employment Agreement, Mr. Caswell will continue to be employed by the Company until April 30, 1999 at a rate of $10,000 per month, after which his employment may be extended at the option of the Company for an additional 6 months or Mr. Caswell will receive a severance in the aggregate amount of $30,000. Mr. Caswell also agreed to cancel all outstanding stock options (90,000 option shares) he held in the Company.

LOAN BY THE COMPANY TO FORMER DIRECTOR:

On November 5, 1996, the Company extended to a director of the Company a loan of $265,000 at an interest rate of 10% per annum until January 15, 1997. The loan was repaid in full, including interest, in July 1998 and the pledged stock was returned to the director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

3.1       Revised Bylaws of Incomnet, Inc., dated September 30, 1998.

10.1 Commitment Letter provided by Ironwood Capital LLC to Incomnet, Inc., dated October 30, 1998.

10.2      Bridge Loan and Security Agreement between Incomnet, Inc. and
          Ironwood Telecom LLC, dated November 4, 1998.

10.3      Bridge Loan Note executed by Incomnet, Inc. in favor of Ironwood
          Telecom LLC, dated November 4, 1998.

10.4 Warrant Agreement between Incomnet, Inc. and Ironwood Telecom LLC, dated November 4, 1998.

10.5 Guaranty executed by National Telephone & Communications, Inc. in favor of Ironwood Telecom LLC, dated November 4, 1998, relating to
          Incomnet Inc.'s Bridge Loan Note.

10.6      Guaranty executed by National Telephone & Communications, Inc. and
          Ironwood Telecom LLC, dated November 4, 1998, relating to Mr. Casey's
          Secured Promissory Note.

10.7 Severance Agreement between Incomnet, Inc. and Melvyn Reznick, dated September 29, 1998, and amendment thereto dated November 1, 1998.

10.8      Separation Agreement between Incomnet, Inc. and James Quandt, dated
          July 1, 1998, and amendment thereto dated October 30, 1998.

10.9 Separation Agreement between Incomnet, Inc. and Victor Streufert, dated July 1, 1998, and amendment thereto dated October 30, 1998.

10.10     Amendment to Employment Agreement between Incomnet, Inc. and Stephen
          A. Caswell, dated October 29, 1998.

10.11     Settlement and Release Agreement Among Incomnet, Inc. and the Cohen
          Parties, including Dr. Robert Cohen, Stefanie Rubin, Allyson Cohen,
          Jeffrey Cohen, Jeffrey Rubin, Dr. Alan Cohen, Lenore Katz, Broadway
          Partners and Meryl Cohen, custodian for Gabrielle Cohen, Erica Cohen,
          Jaclyn Cohen and Nicole Cohen, dated November 5, 1998.

10.12     Settlement and Release Agreement Among Incomnet, Inc., Ironwood
          Telecom LLC, Ellen Cohen and Martin Fabrikant, dated November 5, 1998.

10.13     Stock Purchase and Release Agreement Among Gary Kaplowitz, Alan
          Rothstein, S&R Holdings, Ironwood Telecom LLC, Incomnet, Inc. and John
          P. Casey, dated November 4, 1998.

10.14     Employment Agreement Between Incomnet, Inc. and Denis Richard, dated
          September 29, 1998. Incorporated by reference as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange
          Commission on October 15, 1998.

10.15     Services Agreement Between Incomnet, Inc. and John P. Casey, dated
          September 29, 1998. Incorporated by reference as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange
          Commission on October 15, 1998.

10.16     Board Change Agreement Among Incomnet, Inc., The Directors of
          Incomnet, Inc. and John P. Casey, dated 28, 1998. Incorporated by reference as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on August 31, 1998.

10.17     Sublease Between National Telephone & Communications and  Vision
          Capital Services Corporation and Performance Capital Management, Inc., dated July 28, 1998.


27        Financial Data Schedule.

(b) REPORTS ON FORM 8-K, FILED IN 1998:

20.1      Report on Form 8-K/A - Stock Purchase Agreements and Promissory Notes
          Between Incomnet, Inc. and Jerry C. Buckley, Ralph Flygare, Robert
          Reisbaum, E.V. Schmidt, Diane Orendorff and Nora Kenner Hoffberg, dated April 25, 1997, filed with the Securities and Exchange
          Commission on January 16, 1998.

20.2      Report on Form 8-K/A - Escrow Agreements Between Incomnet, Inc. and
          Jerry C. Buckley, Ralph Flygare, Robert Reisbaum, and E.V. Schmidt, dated April 25, 1997, filed with the Securities and Exchange
          Commission on January 21, 1998.

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

20.5      Report of Form 8-K - Changes in Control of Registrant, dated August
          28, 1998 and filed with the Securities and Exchange Commission on August 31, 1998.

20.6      Report on Form 8-K - Changes in Control of Registrant, dated September
          29, 1998 and filed with the Securities and Exchange Commission on October 15, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INCOMNET, INC.


Date:  November 16, 1998           /s/ Denis Richard
      -------------------          ------------------
                                   President, Chief Executive Officer &
                                   Interim Chief Accounting Officer