Form 10-K405
period 1998-12-31
INCOMNET INC
filed 1999-04-19
CIK 353356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

          (MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-12386
                            ------------------------

                                 INCOMNET, INC.

             (Exact Name of Registrant as Specified in its Charter)

                 CALIFORNIA                            95-2871296
      (State or Other Jurisdiction of        (I.R.S. Employer Identification
       Incorporation or Organization)                     No.)

              2801 MAIN STREET                            92614
             IRVINE, CALIFORNIA                        (Zip Code)
  (Address of Principal Executive Offices)

                                 (949) 251-8000
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, NO PAR
                                     VALUE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days:   Yes / /  No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /X/

    The aggregate market value of the voting common stock held by non-affiliates of the Registrant computed by reference to the average of closing bid and asked price as reported on the NASDAQ System on April 7, 1999 was approximately $14.64 million.

    The number of outstanding shares of Incomnet, Inc.'s common stock as of April 15, 1999 was 19,933,000 shares, all of one class.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
PART I

    ITEM 1.      BUSINESS.................................................................................          1

    ITEM 2.      PROPERTIES...............................................................................         14

    ITEM 3.      LEGAL PROCEEDINGS........................................................................         14

    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................         20

PART II

    ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................         21

    ITEM 6.      SELECTED FINANCIAL DATA..................................................................         23

    ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....         24

    ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................         31

    ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................         31

    ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....         32

PART III

    ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................         33

    ITEM 11.     EXECUTIVE COMPENSATION...................................................................         36

    ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................         48

    ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................         51

PART IV

    ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORMS 8-K........................         55

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-K contains statements that are based upon certain estimates, projections and other forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 with respect to Incomnet, Inc. ("Incomnet") and its subsidiary, Incomnet Communications Corporation ("ICC"). Forward-looking statements give Incomnet's expectations or forecast of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "estimate," "expect," "project," "plan," "believe," "anticipate," "intend," and other words and terms of similar meanings in connection with disclosures of future operating or financial performance. In particular, these statements relate to future actions, prospective performance or results of current and anticipated products, sales, efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

    All of the forward-looking statements contained in the Annual Report on Form 10-K or in other Incomnet publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual or future results. Consequently, no forward-looking statement can be guaranteed. Incomnet's actual results may vary materially and there are no guarantees about the performance of Incomnet stock.

    Incomnet undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. Future disclosures on related subjects in Incomnet's reports to the SEC may update some of Incomnet's disclosures (including Forms 10-Q and 8-K filed in the future) contained herein.

    Some of the facts that could cause uncertainties are:

    - New competitors and intensification of price competition from other long-distance providers;

    - New products that make ICC's products and services obsolete;

    - Adverse state, federal and local government regulations governing the telecom industry;

    - Inability to obtain additional capital as needed;

    - Loss of customers;

    - Technical problems with ICC's billing system, products and services;

    - Departure of key Representatives and inability to attract new Representatives;

    - Litigation and administrative proceedings;

    - Departure or retirement of key executives; and

    - Costs and risks of entering and expanding into new markets and new services.

                                     PART I

ITEM 1. BUSINESS

    Incomnet is the parent company of ICC, a company that provides discount long distance and telecommunication services to residential consumers and businesses throughout the United States. ICC's telecommunication services are sold by ICC's network of independent sales representatives ("Representatives"). During 1998, Incomnet was also the parent company of Auto Dismantler Network ("AutoNetwork") and GenSource Corporation ("GenSource"). Incomnet also owns an interest in Rapid Cast, Inc. (now known as Optical Dynamics Corporation) ("RCI").

    Incomnet sold the assets of its subsidiary AutoNetwork on March 20, 1998 for $1.3 million in cash and notes. AutoNetwork is a provider of information services to licensed automobile dismantlers in the western United States. The subscribers to AutoNetwork services receive up-to-date information about the availability of used automobile parts for purchase, sale or exchange.

    In February 1995, Incomnet acquired a 51% ownership interest in RCI. In early 1997, Incomnet's percentage interest in RCI was reduced to 33% on a fully-diluted basis by the sale of additional shares of RCI to new investors. During the third quarter of 1998, Incomnet sold a portion of its RCI stock and further reduced its percentage ownership interest in RCI to 17.4%.

    On March 9, 1999, Incomnet sold its common stock of GenSource, a company that develops and markets software for use by companies that self-insure various types employee and business related claims. Incomnet retained an approximate 15% interest in GenSource in the form of GenSource Preferred Stock. See Item 1--"Sale of GenSource."

    Incomnet has no expectation of continuing involvement with the management of any of these entities, has assigned a value of $200,000 to its remaining equity interest in RCI and has assigned no value to its remaining equity interest in GenSource. These entities, previously accounted for as segments, have been accounted for as discontinued operations in 1998. Incomnet has also reclassified prior years to present the operating results of the three businesses as discontinued operations. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations-- Discontinued Operations."

    Incomnet was incorporated under the laws of California on January 31, 1974.

              SIGNIFICANT BUSINESS AND MANAGEMENT CHANGES IN 1998

    Incomnet underwent significant business and management changes during 1998. Its business was streamlined with the sale of the assets of AutoNetwork in early 1998, the sale of a portion of Incomnet's RCI stock and a discontinuance of Incomnet's involvement and influence over management of RCI in late 1998 and the sale of the Common Stock of GenSource in early 1999. As a result of these divestitures, Incomnet's sole focus is the telecommunications business of ICC.

    In early 1998, Incomnet's former management proposed to sell ICC's telecom business which was rapidly deteriorating due to a number of factors including:

    - Sanctions against ICC imposed by the Orange County District Attorney in late 1997 and in early 1998 and by the California Public Utilities Commission and related compliance obligations following allegations that ICC had improperly switched customers' long distance carriers.

    - ICC's failed attempt at a public offering of its common stock in September 1997 and ICC management's distraction during that process.

    - The departure of certain of ICC's key independent Representatives resulting in a decline in ICC's customer base and revenues.

    - ICC's inability to obtain additional debt or equity financing due to its declining revenues.

    - Incomnet management's inability to control the activities of ICC due to a management separation agreement that insulated ICC from Incomnet's management and control. This agreement was terminated in late 1998.

    As ICC's revenues declined during the first quarter of 1998 and the retention and recruitment of new Representatives became more difficult, ICC incurred significant operating deficits. By February 1998, ICC had borrowed all available funds under its credit facility with First Bank & Trust of Newport Beach ("First Bank"). During that time, ICC was engaged in discussions regarding alternatives for selling all or a portion of ICC's business. As a result of those efforts, a newly formed entity controlled by John R. Dennis (the "Proposed Buyer") emerged as a potential purchaser and source of capital or financing for ICC.

                          THE PROPOSED ICC ASSET SALE

    On March 31, 1998, Incomnet and the Buyer entered into an asset purchase agreement to sell substantially all of the assets of ICC (the "ICC Asset Sale Agreement"). The ICC Asset Sale Agreement was then expected to be completed on or before June 30, 1998.

    Throughout the second quarter of 1998, ICC's operations continued to deteriorate. In early 1998, a number of key Representatives announced that they were terminating their relationship with ICC and filed suit against ICC claiming various disagreements with ICC's management. By February 1998, ICC was in default under its credit facility with First Bank which was due and payable in June 1998 and, by July 1998, ICC was in default under its contractual obligations to its primary service provider, WorldCom Network Services, Inc. ("WorldCom").

    In May 1998, shareholder John P. Casey informed Incomnet's Board of his opposition to the proposed ICC Asset Sale Agreement. By June 15, 1998, Mr. Casey had acquired 21% of the then outstanding shares of Incomnet Common Stock.

    The ICC Asset Sale Agreement was ultimately terminated when the Proposed Buyer insisted on new terms given the continued deterioration of ICC's business. These additional terms were not acceptable to the Board of Incomnet. On July 1, 1998, Incomnet announced that the proposed ICC Asset Sale Agreement had been terminated.

                         THE SEPTEMBER '98 BOARD CHANGE

    Shortly after termination of the ICC Asset Sale Agreement, the Incomnet Board entered into negotiations with Mr. Casey (who was then a 30% shareholder) concerning a change in the Board and management of Incomnet and ICC. As these negotiations were taking place, ICC's business was suffering further losses in the number of Representatives and customers. Part of the deterioration was due to the departures of Jerry Ballah (a former ICC executive) and Christopher Mancuso (a former consultant to ICC) who left ICC to form a competing telecom company and their efforts to hire away key Representatives and employees and induce customers to terminate ICC as their long distance carrier.

    As of September 1, 1998, ICC remained in default under both its service agreement with WorldCom and its financial obligations to First Bank. On a number of occasions commencing in August 1998 WorldCom and First Bank threatened to foreclose on their collateral consisting of all of ICC's subscriber base and customer accounts. WorldCom was also demanding a management change. Incomnet's and ICC's management prepared various financial analyses and the Incomnet directors concluded that if WorldCom could not be satisfied, new financing could not be obtained and a management change could not be achieved in the short term, ICC might be forced to file for protection under the bankruptcy laws.

    On September 29, 1998, the Board Change Agreement among Incomnet, Mr. Casey and the six directors of Incomnet (the "Board Change Agreement") was completed. Throughout this Form 10-K, the directors (or Board) and officers who currently hold office are referred to as the "New Board," "New Management," or "New Directors and Officers," while the directors and officers who held office prior to September 29, 1998 will be referred to herein as the "Former Board" or "Former Directors and Officers."

    Following the Board Change Agreement, five of the six directors of Incomnet were replaced and Denis Richard was appointed as the new President and CEO of Incomnet and ICC. In December 1998, Incomnet appointed Stephen Garcia as its Controller, and, in January 1999, Incomnet appointed George Blanco as its new Chief Financial Officer.

    Immediately following the Board Change, New Management was successful in getting WorldCom and First Bank to continue to forebear from taking any action against ICC's assets so that the New Management had an opportunity to obtain new financing. Within the time period required under the forebearance agreement with WorldCom and First Bank, New Management also successfully negotiated and completed a bridge financing in November 1998 and a term loan financing in December 1998. The proceeds from these financings were used to completely pay off the FirstBank loan obligations and to pay all amounts in default to WorldCom, thus preventing First Bank and WorldCom from seizing ICC's assets without filing for protection under the bankruptcy laws.

    New Management was also immediately faced with many challenges in various management and marketing areas, including:

    - Restructuring management responsibilities and hiring new managers and executives.

    - Rebuilding the number of active Representatives and invigorating their sales activities.

    - Renegotiating a reduction of the severance packages with former executives.

    - Managing and/or attempting to resolve numerous pending litigation matters.

    - Negotiating with the former holders of Preferred Stock who had claimed that they were entitled to receive in excess of 11 million shares of Incomnet's Common Stock due to Incomnet's inability to deliver common stock when they tendered their Preferred Stock for conversion to common in mid-1998.

    - Negotiating a more favorable contract with WorldCom, including a reduction in the rate schedules and the take-or-pay provisions of the contract.

    Since the Board Change on September 29, 1998, the following developments have occurred:

    - On December 15, 1998, Incomnet completed a financing from Ironwood Telecom LLC. See "Recent Developments--Financings" below.

    - In March 1999, preliminary approval of a settlement agreement was entered by the court presiding over Incomnet's pending class action lawsuit on more favorable terms than those proposed in December 1997. The settlement is subject to final court approval.

    - In September 1998, the Orange County District Attorney lifted a restriction imposed on ICC to wait 24 hours before verifying that a new customer wanted to sign up for ICC's telephone service. This restriction had been a significant impediment to signing up new customers.

    - In December 1998, the California Public Utilities Commission lifted certain verification requirements for new customers which had been an additional impediment to signing up new customers.

    - In October 1998, ICC renegotiated its contract with WorldCom. The renegotiation resulted in immediate decreases in ICC's long distance telephone rates which have been passed on to new customers through the introduction of new marketing programs. In addition, WorldCom released its security interest in ICC's customer accounts and subscriber base and significantly reduced ICC's overall purchase commitment.

    - ICC has taken steps to revitalize its network marketing organization and has expanded to a nationwide focus on recruiting new Representatives. Since the closing of the Ironwood Facility in mid-December (discussed below), ICC has added approximately 2,600 new Representatives. While ICC views its network of Representatives as its primary source for obtaining new customers, ICC has taken steps to target certain markets and customers with other channels of marketing such as telemarketing, affinity programs and direct sales. However, such channels have not yet been developed.

    - John P. Casey and Ironwood purchased Incomnet's outstanding convertible Preferred Stock and all associated rights under arrangements that require Mr. Casey and Ironwood to hold the stock for repurchase by Incomnet at a price representing no actual profit except, in the case of Ironwood, for a carrying cost factor. The estimated repurchase price is $0.42 per share (the "Repurchase Price"). Those transactions have the effect of avoiding dilution to Incomnet's shareholders of more than 10 million shares at an estimated per share purchase price of $.19 (I.E., the estimated conversion price the former Preferred Holders paid for their Preferred Stock on an as-converted-to-Common Stock-basis). If Incomnet is not financially or legally able to repurchase the Preferred Stock, Ironwood and Mr. Casey are obligated to make the common stock underlying such Preferred Stock available for sale to all shareholders at the Repurchase Price plus the costs of such offering.

    - ICC obtained a $12.5 million credit facility with Foothill Capital Corporation dated as of April 9, 1999. This facility was obtained to assist in executing Incomnet's strategic plan and fund ICC's operations.

                                 ICC'S BUSINESS

GENERAL.

    ICC is a provider of long distance telephone services, prepaid calling cards, telephone travel cards and inbound 800 services to residential and business customers. ICC operates as a "switchless reseller" in that billing and customer services are provided by ICC while actual transmission services or switching of calls is handled by a major carrier. ICC obtains long distance telecommunication transmission services from a carrier at high volume wholesale rates and resells those services at retail rates. These services are sold through ICC's network of Representatives.

    ICC's services are sold to customers nationwide, although approximately 64% of ICC's customers are located in California. Following is a description of ICC's key products and services:

    ICC's long distance and "Dial 1" telephone services permit customers to make outbound long distance calls from any local telephone line by simply dialing a "1," the area code and the seven-digit telephone number. This service may be used for both domestic and international calling. During calendar years 1998, 1997 and 1996, long distance services represented approximately 92%, 80% and 75% of Incomnet's total net sales from continuing operations.

    ICC sells calling cards that allow the user to place calls from anywhere in the U.S. or Canada to any location in the world with the charges for such calls billed with the user's long distance service. ICC also offers prepaid calling cards that allow customers to purchase and pay in advance for a card that allows the user a fixed amount of telephone usage. During calendar years 1998, 1997 and 1996, prepaid calling cards represented approximately 5%, 8% and 7% of Incomnet's total net sales from continuing operations.

    ICC also offers pager services and 800 services although these products have not represented a significant amount of Incomnet's revenues. ICC plans to expand its line of products, including a branded internet service over the next four months.

    ICC's other source of revenues is the fees ICC charges to Representatives for marketing materials and services. During calendar years 1998, 1997 and 1996, these marketing revenues represented approximately 3%, 12% and 18% of Incomnet's total net sales from continuing operations. The decline in marketing revenues was primarily due to the decrease in new Representatives.

MARKETING AND SALES REPRESENTATIVES.

    ICC's services are marketed primarily through a network marketing system of Representatives. ICC authorizes and trains Representatives to resell its services to residential and small business customers and allows the individual Representatives to build up their own sales force of other Representatives. The Representatives are provided incentives to recruit new subscribers and expand their own Representative sales force. ICC believes that this marketing system reduces its marketing costs, subscriber attrition rate and subscriber acquisition costs. As of December 31, 1998, ICC had approximately 14,000 Representatives in its network marketing program that pay fees to maintain active status but all Representatives are not necessarily actively subscribing new customers. Since mid-December 1998 when the Ironwood Facility was closed, approximately 2,600 new Representatives have joined ICC's network of Representatives.

    The sales cycle for long distance service consists of Representatives adding other Representatives to their sales force who in turn sell to new customers. A new Representative initially has 30 days to sell new subscribers and add customers to be eligible for certain bonuses. New customers are added to the network within seven to ten days and are billed on periodic cycles approximately 30 days after being merged into the system as a new customer.

    Once a Representative has signed up a long distance telephone customer with one or more of ICC's services or products, the customer becomes an ICC customer.

    ICC's customers pay for their services through:

    - Direct billing from ICC;

    - Billing from customers' local exchange carrier ("Local Carrier");

    - Direct billing on customers' credit cards; and

    - Prepayment on calling card products.

    ICC has a number of billing and collection agreements with unaffiliated companies by which ICC's customers are billed through their Local Carrier. Since September 1997, ICC has decreased the amount of billing through Local Carriers due to the increasing lag time for receipt of payment. Virtually all new customers in 1998 receive direct billing from ICC. Approximately 40% of ICC's customers currently are billed directly by ICC and ICC expects that percentage to increase over time assuming that ICC successfully implements its recently acquired billing software. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Disclosure."

    ICC pays each Representative a commission based upon the amount of telephone services used by customers who are originated by that Representative. If the customers originated by a Representative's use certain targeted amounts of services, the Representative's commission percentage is increased. ICC also pays override commissions to Representatives if certain targeted amounts of services are used by a Representative's own customers as well as those telephone customers sourced by the Representative's sales force. Representatives are also eligible for a bonus based upon a percentage of all telephone services billed by ICC to retail customers if certain minimum quotas are achieved by the Representative. In addition, ICC pays sales quota bonuses to Representatives for assisting other Representatives in obtaining certain minimum quotas of new retail long distance business.

                                WORKING CAPITAL

    Incomnet's short term capital needs primarily relate to:

    - Funding continuing operations and implementation of management's strategic plan.

    - Funding payments to ICC's carrier which generally are due and payable prior to receipt of payment from ICC's customers.

    - Costs associated with upgrading or replacing computer hardware and software. In February 1999 ICC committed to invest in a new direct billing system that will permit ICC to deliver bills to customers for multiple services and to complete its plan to convert most, if not all, customers to direct billing.

                               OPERATING SUMMARY

    Following is a summary of the Net Sales, Gains/Losses and Total Assets of Incomnet for the three most recent calendar years. The line items identified as "Continuing Operations" relate to Incomnet and its subsidiary, ICC. The line items identified as "Discontinued Operations" relate to Incomnet's former subsidiaries, RCI, GenSource and AutoNetwork.

                                (000'S OMITTED)

DESCRIPTION                                                                        1998        1997        1996
------------------------------------------------------------------------------  ----------  ----------  ----------
                                                                                            (RESTATED)
Net Sales From Continuing Operations..........................................  $   54,868  $  121,831  $   97,870
Loss from Continuing Operations...............................................  $  (17,633) $  (14,057) $   (6,607)
Loss from Discontinued Operations.............................................  $   (1,475) $   (1,561) $  (30,192)
Net loss......................................................................  $  (19,108) $  (15,618) $  (37,676)
Total Assets..................................................................  $   24,420  $   41,340  $   33,730
Net Assets (Liabilities) of Discontinued Operations...........................  $      531  $    5,707  $     (335)

                              RECENT DEVELOPMENTS

FINANCINGS.

    On December 15, 1998, Incomnet completed a $16.8 million financing from Ironwood Telecom LLC (the "Ironwood Facility"). The Ironwood Facility bears interest at the rate of 12%, payable quarterly, and the principal and unpaid interest is due on December 31, 2000. The Ironwood Facility is secured by substantially all of the assets of Incomnet and ICC and ICC guaranteed payment of the facility. A majority of the proceeds of this loan were used to pay off in full amounts owed by ICC to First Bank, to make payments to cure defaults to WorldCom and for general corporate purposes.

    In connection with the Ironwood Facility and the Ironwood Bridge Loan that preceded the Ironwood Facility, Ironwood received an origination fee of $500,000 and an aggregate of 3.6 million warrants. Of the 3.6 million warrants, 1.0 million warrants have an exercise price of $2.25 per share and 2.6 million warrants have an exercise price of $1.00 per share. The warrants have 5-year terms.

    In November 1998, Ironwood paid approximately $1.09 million to purchase approximately 370 shares of Incomnet Preferred Stock from five former holders of Incomnet Series A and Series B Preferred Stock (the "Ironwood Preferred"). Ironwood is obligated to hold the Ironwood Preferred for redemption by Incomnet at any time before April 30, 2000 if Incomnet is financially able to do so. If Incomnet does not repurchase the Ironwood Preferred by that date, the Ironwood Preferred is convertible into 2,328,000 shares of Incomnet Common Stock and Ironwood and Incomnet have agreed that such Common Stock will be offered to all shareholders on a pro rata basis at a price equal to the sum of (i) the price that Ironwood paid for the Ironwood Preferred; (ii) the expenses incurred by Ironwood (including legal and accounting expenses); and (iii) a carrying charge equal to an annual 18% interest rate.

    In November 1998, Ironwood also loaned $2.1 million to Mr. Casey (the "Casey Preferred Loan") to purchase 1,598,211 shares of Incomnet Series A and Series B Preferred Stock. Incomnet is obligated to repurchase Mr. Casey's Preferred Stock by November 5, 1999, if Incomnet is financially able to do so, at a price representing no actual profit to Mr. Casey. If Incomnet is unable to repurchase the Casey Preferred, Incomnet is obligated to offer the 8,454,970 shares of Common Stock into which Mr. Casey's Preferred Stock is presently convertible to Incomnet's Shareholders at a price representing no actual profit to Mr. Casey. ICC has guaranteed payment of the Casey Preferred Loan.

    On April 9, 1999, ICC obtained a $12.5 million credit facility from Foothill Capital Corporation (the "Foothill Facility") which ICC plans to use to execute its strategic plan and to fund ICC's operations. The loan is secured by all of ICC's assets and certain assets of Incomnet. In connection with the Foothill Facility, Ironwood and Foothill entered into an Intercreditor and Subordination Agreement whereby Ironwood agreed to subordinate its right to receive payment on its debt from Incomnet and Ironwood's interests in Incomnet's and ICC's assets to Foothill. In consideration for that subordination, Incomnet agreed to issue warrants to Ironwood to purchase 1.25 million shares of Common Stock. These warrants have an exercise price of $1.00 per share and have a five-year term.

REBUILDING THE MARKETING PROGRAM.

    ICC's services are primarily sold by its Representatives. In early 1998, a number of ICC's key Representatives (the "Key Representatives") resigned due to disagreements with Former Management. By mid-1998, an ICC consultant and a former ICC executive who oversaw the Representatives, Christopher Mancuso and Jerry Ballah, left ICC and formed a competing telecom sales organization. ICC's marketing program was seriously hindered by the efforts of this competing organization to hire away employees and induce Representatives and customers to leave ICC.

    By late 1998, ICC had reached a working and financial settlement with the Key Representatives who agreed to continue to sell ICC's products and services and assist ICC in rebuilding ICC's network marketing organization of Representatives. ICC's rebuilding efforts were assisted by the decisions of the California Public Utilities Commission and Orange County District Attorney to lift certain restrictions and relax some of the verification procedures for signing up new customers. Under the new procedures, when a customer decides to switch to using ICC's services, the customer can call an independent verification service or an independent verification service can call the new customer to confirm the customer's switch to ICC without any mandatory waiting period.

    Since the Board Change in September 1998, ICC has taken a number of positive steps in rebuilding its network marketing organization including:

    - Temporarily reducing the start-up marketing kit fees for new Representatives as part of a "pre-launch" sales program.

    - Establishing monthly recognition and awards events to reward and provide incentives to the top performing Representatives.

    - Establishing regional promotional events where the Key Representatives promote joining ICC's network of Representatives.

    - Developing incentive programs that make ICC more competitive in attracting new Representatives.

    - Developing new marketing materials that will assist Representatives in their sales efforts.

WORLDCOM CONTRACT.

    Since September 1995, ICC has had a carrier contract with WorldCom. The contract was renegotiated in October 1998 by ICC's New Management. The new contract has reduced minimum purchase requirements and reduced wholesale long distance rates. WorldCom also agreed to release its security interest over ICC's customer base thereby giving ICC the ability to obtain new secured financing. Under the new terms, Incomnet has agreed to purchase $250 million in long distance service over a three-year period, with the option to extend any shortfall purchase requirements for an additional two-year period. The contract provides for periodic rate reviews.

    In March 1998, WorldCom extended credit to ICC of up to $3 million at an interest rate of 18% per annum under terms of the prior carrier contract. On December 15, 1998, ICC repaid its obligation to WorldCom in full out of proceeds from the Ironwood Facility.

SECURITIES CLASS ACTION SETTLEMENT.

    In 1995, Incomnet was sued in a class action lawsuit claiming various securities law violations. A tentative settlement had been reached in 1997 but was never finalized due to Incomnet's deteriorating financial condition. In late 1998, Incomnet entered into a new written settlement with the class plaintiffs. The settlement calls for a cash payment of $500,000, the payment of up to $100,000 of costs and the issuance of 1.375 million to 4.125 million shares of Incomnet common stock, depending upon the share price at the time of issuance. Preliminary court approval of the settlement was entered on March 22, 1999 and a hearing to obtain final court approval is scheduled for May 1999.

                                    STRATEGY

    Incomnet's objective is to become a leading provider of telecom services in the United States. Incomnet intends to increase its market share in existing markets and to expand its network of Representatives and customers into new markets through strategic acquisitions and internal growth.

    The principal elements of Incomnet's business strategy include the following:

    - Expanding ICC's network of Representatives.

     ICC's network of Representatives is a continuing differentiated distribution channel that enables ICC to grow at an accelerated pace and still be very cost effective. The network of Representatives primarily sells to a "warm" market (I.E., friends, business associates and family) and increases their own earnings potential by building their own network of Representatives to assist in the selling process. Because the Representatives primarily sell to their own warm market, there is a greater chance to retain customers without having to compete solely on price.

     ICC's strategy is to provide a wide range of opportunities for its Representatives, whether a Representative works on a part-time basis to supplement other income or whether a Representative desires a full-time professional and entrepreneurial opportunity. Expanding the training support of Representatives currently is a top priority for ICC. In addition, ICC is developing more extensive marketing support materials for its Representatives to assist them in successful marketing and sales. ICC is continually reviewing its compensation plans for representatives and seeks to design compensation that is fair and competitive with other sales organizations and innovative in the network marketing environment. ICC also is continuously evaluating various alternative incentive programs to help maintain a high level of enthusiasm and improve results by its Representatives.

    - Expanding ICC's channels of marketing.

      While ICC views its network of Representatives as its primary source for new telecom customers, ICC is looking to target particular markets and customers with other types of marketing. ICC has recently engaged telemarketing companies to generate sales in certain targeted markets. ICC is also evaluating direct sales for certain markets and types of customers as well as affinity marketing programs. ICC believes that strategic acquisitions of other telecom companies with other channels of marketing could assist in this diversification effort.

    - Expanding the type of customer.

      Historically, ICC has focused on residential customers. ICC has plans to expand its marketing efforts to small and mid-size businesses. This includes developing an infrastructure of employees who are sophisticated about the needs and services required by business customers. ICC also believes that it can expand its customers through strategic acquisitions of other telecom companies. Currently, Incomnet customers are concentrated in California, Hawaii, Texas, Washington, New York, Illinois and Florida.

    - Expanding the types of telecom products and services to existing customers.

      ICC is in the process of positioning itself as an internet provider. ICC believes that by having a branded internet service that is billed with long distance service, ICC will increase customer loyalty and will reduce customer turnover. ICC is expanding its calling card services so that they can be used worldwide and is also expanding its pager services. ICC is also considering offering expanded features and services that will be important to small and mid-size businesses.

    - While ICC has no current plans to build its own network, it may consider doing so in the future if its business expands and if building such a network could achieve economies of scale.

                                  COMPETITION

    The telecommunications industry is highly competitive and price competition for long distance services has been intense and is expected to increase.

    ICC's primary competitors are AT&T, Sprint and MCI WorldCom. These competitors have more prominent name recognition than ICC, have larger numbers of established customers, and have greater financial, technical, personnel, marketing and other resources. These large long distance carriers have begun to offer local services in certain markets and are expected to expand those activities as opportunities are presented. The trend toward consolidation, mergers, acquisitions and strategic alliances in the telecom industry has increased the level of competition faced by ICC and is expected to continue to do so in the future.

    In addition to the main carriers, ICC faces increasing competition from local exchange carriers, satellite carriers, and may eventually compete with public utilities and cable companies. ICC also may face competition from companies offering long distance data and voice services over the internet.

    ICC also competes for its Representatives with other telecommunication companies as well as other network marketing companies that use independent sales representatives. ICC must continuously evaluate its commission schedules and incentives to stay competitive with other sales organizations (E.G., American Communications Network and Excel).

    The telecommunications industry is rapidly changing with new technologies, introduction of new products and services, new strategic alliances and a changing regulatory landscape. ICC plans to compete in the rapidly evolving telecommunications industry by offering quality services at competitive rates and by offering services primarily though personalized network marketing. ICC believes that acquiring customers through the personal relationships of its Representatives will create a more loyal customer base and will reduce the need for ICC to offer deep discounts although ICC recognizes that its prices must remain competitive. In addition, ICC believes that bundling a variety of telecommunication services and presenting customers with a fully integrated monthly billing statement for all services will allow it to penetrate markets more rapidly and build customer loyalty. ICC believes that customers prefer one company to be accountable for all their telecommunication services and that a face-to-face sales and service strategy is the most effective method of acquiring and maintaining its customer base.

                                   REGULATION

HISTORICAL PERSPECTIVE.

    The local and long distance telephone market was primarily serviced by AT&T until January 1, 1984 when AT&T and the Justice Department reached an agreement which Federal District Court Judge Harold A. Greene ratified in his order modifying an earlier 1956 Decree ("Order"). Pursuant to the Order, local telephone service was to be provided by Bell Operating Companies ("BOC") which were split off and legally separated from AT&T. AT&T would then provide long distance service as an interexchange carrier.

    Under Judge Greene's Order, the BOCs were required to provide access to their local network to all interexchange providers. In addition, the Order limited the amount of territory in which the BOCs could provide telephone services. The Order established new fairly small BOC service areas called Local Access and Transport Areas ("LATAs"). The BOCs were forbidden from providing interexchange service between LATAs ("interLATA") as that service was reserved for AT&T and its competitors.

    Similarly, GTE was subject to a Consent Decree which created several GTE Operating Companies ("GTOC") which provided local telephone service and access to their local telephone network to all interexchange providers. Additionally, the GTOCs were also forbidden from providing long distance or interLATA service.

THE TELECOMMUNICATIONS ACT OF 1996.

    The Telecommunications Act of 1996 ("Telecommunications Act") lifted the restrictions contained in the AT&T Decree and the GTE Decree, thereby eliminating certain restrictions on the BOCs and GTOCs from providing long distance services and engaging in telecommunications equipment manufacturing. The new statutory provisions permit the BOCs to enter the long distance market under certain circumstances. As of the date of enactment of the legislation, a BOC is no longer restricted from providing interLATA long distance service outside of those markets in which it provides local exchange service (referred to as "out-of-region" long distance service). A BOC may provide long distance service within the regions in which it also provides local exchange service (referred to as "in-region" service) if it satisfies certain procedural and substantive requirements and upon obtaining FCC approval on a state-by-state basis.

    The GTOCs are permitted to enter the long distance market as of the date of enactment without regard to limitations by region, although the necessary state and/or federal regulatory approval that are otherwise applicable to the provision of intrastate and/or interstate long distance service will need to be obtained, and the GTOCs are subject to the provisions of the 1996 Telecommunications Act that impose interconnection and other requirements on Local Carriers.

    Incomnet expects that some or all of the BOCs will seek to provide out-of-region long distance service. Certain of them have already taken steps to provide out-of-region service in multiple states. It is not known when, and under what specific condition, other applications will be granted by the state regulatory commissions in those states. Several of the BOCs have unsuccessfully sought authority from the FCC to provide in-region long distance service in various states. While no application had yet been granted by the FCC, it is expected that most or all of the BOCs will eventually be granted authority to provide in-region long distance service in many or all states.

    The Telecommunications Act also addresses a wide range of other telecommunications issues that will potentially affect ICC's operations, including provisions pertaining to regulatory forbearance by the FCC; the imposition of additional liability for the unauthorized switching of subscribers' long distance carriers; the creation of new opportunities for competitive local service providers; provisions pertaining to interconnection; provisions pertaining to universal service and access charge reform and requirements pertaining to the treatment and confidentiality of subscriber network information. The legislation requires the FCC to conduct a large number of proceedings to adopt rules and regulations to implement the new statutory provisions and requirements. It is unknown at this time precisely the nature and extent of the impact that the legislation and regulatory developments will have on ICC.

REGULATORY SCHEME APPLICABLE TO ICC.

    ICC's telecommunications services are subject to government regulation. Federal laws and the Federal Communications Commission's ("FCC") regulations generally apply to interstate and international telecommunications, while individual state regulatory authorities such as Public Utilities Service Commissions ("PUC") generally have jurisdiction over aspects of telecommunications that originate and terminate within the same state. In addition, ICC's network marketing program is or may be subject to or affected by extensive federal and state regulation.

    ICC is classified by the FCC as a non-dominant carrier, and therefore is subject to minimal federal regulation. The FCC requires ICC to file tariffs, but does not extensively review the rates, terms or conditions, although the FCC has the statutory authority to do so. Non-dominant carriers are required by statutes to offer interstate and international services under rates, terms and conditions that are just, reasonable, and not discriminatory. The FCC imposes only minimal reporting requirements on non-dominant carriers which includes certain reporting, accounting, and record keeping obligations.

    As part of these reporting requirements, ICC currently has separate tariffs on file with the FCC covering its domestic interstate and international services. Although the tariffs of non-dominant carriers and the rates and charges they specify are subject to FCC review, they are presumed to be lawful and are seldom contested. ICC, as a telecommunications carrier, also is subject to a variety of FCC regulations that for instance, govern the method in which a consumer's long distance carrier can be changed, require pay phone owners to be compensated for 800/888 calls originating from their pay phones, and require certain documentation and verification prior to billing consumers for non-telecommunications products and services.

    ICC is subject to varying levels of regulation in the states in which it is currently authorized to provide intrastate telecommunications services. The vast majority of the states require ICC to apply for certification to provide intrastate telecommunications services, or to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of the states also require ICC to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, and/or for corporate reorganization; acquisitions of telecommunications operations; assignments of carrier assets, including subscriber bases; carrier stock offerings; and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state may be imposed for such violations. If state regulatory agencies conclude that ICC has taken steps without obtaining the required authority, they may impose one or more of the sanctions listed above.

    ICC's network marketing system is or may be subject to or affected by extensive government regulation, including, without limitation, state regulation of marketing practices and federal and state regulation of the offer and sale of business franchises, business opportunities, and securities. In addition, the Internal Revenue Service and state taxing authorities in any of the states where ICC has Representatives could classify the Representatives as employees of ICC (as opposed to independent contractors). ICC believes that it is in compliance with the requirements of federal and state regulatory authorities in each jurisdiction. A final determination by any other jurisdiction that the Representatives are employees could cause ICC to be subject to penalties and interest on taxes not withheld, require ICC to withhold taxes in the future, and require ICC to pay unemployment insurance. Additionally, an adverse determination by any one could influence the decisions of regulatory authorities in other jurisdictions. Any or all of such factors could adversely affect the way ICC does business and could affect ICC's ability to attract potential Representatives. While the regulations governing network marketing are complex and vary from state to state, ICC believes that it is in compliance with and has from time to time modified its network marketing program to comply with interpretations of various regulatory authorities.

    Various governmental agencies monitor direct selling activities, and ICC has occasionally been requested to supply information regarding its marketing plan to certain of such agencies. Although ICC believes that its network marketing system is in substantial compliance with laws and regulations of each state relating to direct selling activities, there is no assurance that legislation and regulations adopted in particular jurisdictions in the future will not adversely affect ICC's operations.

                                   EMPLOYEES

    Incomnet has sales offices in Irvine, California and Honolulu, Hawaii. As of December 31, 1998, ICC employed or contracted with 22 general and administrative personnel, 12 marketing and sales personnel and 78 programming, operations, information technology and customer services personnel.

                               SALE OF GENSOURCE

    Prior to March 9, 1999, Incomnet owned 100% of GenSource Corporation, a computer software developer for insurance-related claims administration ("GenSource"). On March 9, 1999, Incomnet sold all of the Common Stock of GenSource in exchange for the cancellation of $1,775,000 in debt owed by Incomnet to the former owners of GenSource. Incomnet retained an approximate 15% interest in GenSource in shares of GenSource preferred stock. As part of the sale of GenSource stock, Incomnet settled litigation brought by the former owners of the debt that was canceled as part of the transaction. See also the discussion of Discontinued Operations in Item 7 below.

                            INVESTMENT IN RAPID CAST

    As of December 31, 1998, Incomnet owned approximately 6.2 million shares of Common Stock of RCI which constitutes an approximately 17.4% interest in RCI. During 1998, Incomnet sold an aggregate of 4.5 million shares of RCI with total proceeds of $2,700,000. Incomnet is holding its remaining interest in RCI for sale in the future as circumstances warrant. Incomnet has not entered into any agreements regarding the sale of its RCI stock. See also the discussion of Discontinued Operations in Item 7 below.

ITEM 2. PROPERTIES

    Incomnet does not own any real estate. Incomnet and its subsidiary ICC currently lease approximately 64,000 square feet of office space in Irvine, California at the rate of approximately $72,000 per month. The lease has a non-cancelable term of five years ending in April 2002, and provides for seven extension periods of five years each at lease rates based on increases in the Consumer Price Index. Incomnet has subleased approximately 18,300 square feet of its Irvine facility providing a monthly savings of approximately $20,000.

    ICC also leases approximately 9,900 square feet of office space in Honolulu, Hawaii. That lease expires in 2007. The lease provides for a termination option in the year 2002. The monthly lease payments averaged $38,059 during 1998 and increase by 6% on a bi-annual basis through the term of the lease. Management is currently evaluating options to sublease and/or reduce its obligations under this lease.

    Incomnet's former GenSource subsidiary leased approximately 8,000 square feet of office space for its facilities in Valencia, California. That lease expires on August 31, 1999. GenSource was obligated to make lease payments at the rate of $6,208 per month through March 31, 1999. Commencing April 1, 1999 to the balance of the lease, the rate is adjusted based on increases in the Consumer Price Index. Incomnet's obligation ceased with regard to this lease obligation when Incomnet sold its ownership of GenSource common stock in March 1999.

ITEM 3. LEGAL PROCEEDINGS

    Following is a description of certain pending and recently completed legal proceedings in which Incomnet is a party. No assurance can be given that any of these legal proceedings will not have a material adverse impact on the business, financial condition or results of operation of Incomnet.

                PENDING AND RECENTLY COMPLETED LEGAL PROCEEDINGS

    SANDRA GAYLES, ET AL. V. SAM D. SCHWARTZ, ET AL. On October 17, 1995, Incomnet was served with a complaint in a class action lawsuit entitled SANDRA GAYLES, ET AL. V. SAM D. SCHWARTZ AND INCOMNET, INC., Case No. CV95-0399 AWT
(BQRx), filed in the United States District Court for the Central District of California. As amended, the complaint alleges that Incomnet violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder because Incomnet failed to disclose and falsely denied the existence of a non-public investigation of Incomnet by the Securities and Exchange Commission. The complaint also claims that Incomnet and its President and former Chairman of the Board of Directors, Sam D. Schwartz, violated Sections 10(b), 16(a), 20(a) and 23(a) of the Securities Exchange Act of 1934, and Section 25400 of the California Corporations Code, because they did not disclose until August 1995 purchases and sales of Incomnet's stock made in the open market by an affiliate of Mr. Schwartz between September 1994 and August 1995. The amended complaint seeks compensatory damages, interest, attorneys' fees and costs, and other extraordinary, equitable and injunctive relief as may be appropriate. On January 11, 1996, the court certified the case as a class action pursuant to the parties' stipulation.

    On October 7, 1997, Incomnet reached a tentative settlement of the lawsuit. The proposed 1997 settlement consisted of an agreement by Incomnet to pay $500,000 in cash plus 1.5 million shares of Common Stock. If the value of such stock was not worth at least $8.15 million, Incomnet would have been required to make up the difference between the value of the stock and $8.15 million by issuing warrants with 5-year terms. Accordingly, the tentative settlement had a total settlement value of $8.65 million. Because of the decline in the value of Incomnet's stock beginning in July 1997, this proposed settlement could not proceed under its terms. In 1998, Incomnet and the class plaintiffs began to negotiate new settlement terms.

    In September 1998, Incomnet entered into a new written settlement agreement with the class plaintiffs. The settlement agreement is subject to court approval and satisfaction of certain other conditions. The terms of the settlement include payment to the plaintiffs of a total of $500,000, reimbursement of certain expenses up to a maximum of $100,000 and issuance of a certain number of shares of Incomnet's Common Stock based on a formula. The maximum number of shares of Incomnet Common Stock that will be issued in accordance with the formula under the settlement agreement is 4,125,000, assuming a $1 per share trading price at the time the formula is applied. The minimum number of shares of Common Stock that will be issued under the settlement agreement is 1,375,000 shares, assuming a $3 per share trading price at the time the formula is applied. Prior to completion of the settlement agreement and issuance of the shares in accordance with that agreement, Incomnet's shareholders must approve an amendment to Incomnet's Articles of Incorporation to increase the authorized number of shares of Common Stock. It is anticipated that the closing of the settlement agreement and issuance of shares will occur no earlier than June 1999. The Court has preliminarily approved the settlement. A hearing on final approval is scheduled for May 20, 1999. There can be no assurance that this new settlement will be approved and consummated. Should the settlement not be approved, Incomnet intends to vigorously defend the lawsuit. The case is still in the discovery phase.

    In separate litigation pending in California state court, Mr. Schwartz seeks indemnification from Incomnet with respect to any judgments, legal fees or other costs incurred in connection with his defense of this lawsuit. Incomnet intends to vigorously defend itself against Mr. Schwartz's indemnification claims.

    JAMES A. BELTZ, ET AL. V. SAMUEL D. SCHWARTZ, ET AL. On July 22, 1997, Incomnet was named in a lawsuit, JAMES A. BELTZ, ET. AL. V. SAMUEL D. SCHWARTZ, RITA SCHWARTZ, STEPHEN A. CASWELL, JOEL W. GREENBERG, INCOMNET, INC., DAVID BODNER AND MURRAY HUBERFELD, Case No. 97-1678 (MJD/AJB), in the United States District Court for the District of Minnesota. The lawsuit was filed by approximately twenty plaintiffs who were allowed to opt out of the GAYLES class action lawsuit to pursue a lawsuit on their own. The complaint alleges that Mr. Schwartz and the other defendants created a fraudulent scheme to drive up the price of Incomnet's stock in violation of Sections 9, 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Minnesota law. The lawsuit alleges losses by the plaintiffs of approximately $1.5 million and seeks unspecified damages. The case is in the discovery phase.

    On or about March 24, 1998, the plaintiffs in this suit plus several additional plaintiffs commenced a parallel state court action entitled JAMES A. BELTZ, ET. AL. V. SAMUEL D. SCHWARTZ AND RITA L. SCHWARTZ, STEPHEN A. CASWELL, JOEL W. GREENBERG, INCOMNET, INC., DAVID BODNER, AND MURRAY HUBERFELD, Case No. MC 98-00674, in the State of Minnesota, County of Hennepin. This state lawsuit brings causes of action for violations of Minnesota statutes covering securities fraud, consumer fraud, control person liability and conspiracy to defraud based on the same factual allegations pleaded in the federal suit. Plaintiffs allege losses of over $1.8 million and the lawsuit seeks unspecified damages. The case will enter the discovery phase should court-sponsored mediation efforts fail to resolve the parties' disputes. Incomnet plans to vigorously defend this lawsuit.

    In separate litigation pending in California state court, Mr. Schwartz and Rita Schwartz seek indemnification from Incomnet with respect to any judgments, legal fees or other costs incurred in their defense of these two lawsuits. Incomnet intends to vigorously defend itself against Mr. and Mrs. Schwartz's indemnification claims.

    SILVA RUN WORLDWIDE LIMITED V. INCOMNET, INC., ET AL. Incomnet was a defendant in a lawsuit entitled SILVA RUN WORLDWIDE LIMITED V. INCOMNET, INC., SAM D. SCHWARTZ, KALIBER MANAGEMENT, INC., BEAR STEARNS & CO., INC., LESLIE SOLMONSON, RONALD F. SEALE, MARINER RESERVE FUND, COMPANIA DI INVESTIMENTO ANTILLANO, COUTTS & CO. AG, SALVATORE M. FRANZELLA, PETER G. EMBIRICOS, AND JOS SCHUETZ, originally filed in the United States District Court for the Southern District of New York. The complaint stated that the plaintiff was a purchaser of Incomnet's stock in July 1995. The complaint alleged that Incomnet and Mr. Schwartz, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and committed common law fraud, as a result of false and misleading statements made by the defendants and undisclosed trading in Incomnet's stock engaged in by Mr. Schwartz and his affiliate. The complaint also alleged that Mr. Schwartz and his affiliate owed a fiduciary duty to the plaintiff that was breached by their conduct. The complaint also alleged other causes of action against other unrelated defendants. Plaintiff claimed economic losses of approximately $2.7 million.

    Incomnet answered the complaint in November 1996 and moved to have it transferred to California. In March 1997, the claims relating to Incomnet, Sam Schwartz and Kaliber Management, Inc. were ordered severed and transferred from the court in New York to the same federal court in California which is hearing the GAYLES class action lawsuit. In November 1998, this transferee court dismissed all of the federal claims and all but one of the state law claims on the ground that plaintiff had not opted out of the GAYLES class action lawsuit. As a result of this ruling, Silva Run Worldwide Limited moved to extend the time by which it may opt out of the class. The court granted this motion and allowed Silva Run Worldwide Limited the opportunity to opt out and continue its action against Incomnet and Mr. Schwartz based upon alleged violations of both federal and state law. Incomnet plans to vigorously defend this lawsuit.

    In separate litigation pending in California state court, Mr. Schwartz seeks indemnification from Incomnet with respect to any judgments, legal fees or other costs incurred in connection with his defense of this lawsuit. Incomnet intends to vigorously defend itself against Mr. Schwartz's indemnification claims.

    INCOMNET, INC. V. SAM D. SCHWARTZ. Incomnet filed a lawsuit against Mr. Schwartz, on April 25, 1997, alleging fraud, breach of fiduciary duty, negligence, and breach of contract, and seeking declaratory relief and the imposition of a constructive trust. The lawsuit, entitled INCOMNET, INC., V. SAM
D. SCHWARTZ, Case No. LC 040 840, was filed in the Superior Court of California, Los Angeles County. In the lawsuit, Incomnet alleges that Mr. Schwartz failed to disclose to Incomnet or its Board of Directors that he would obtain a direct financial benefit in connection with certain transactions considered or entered into by Incomnet during the period from 1993 to 1995. Incomnet further alleges that Mr. Schwartz fraudulently induced it to enter into a severance agreement with him on November 27, 1995, and that he breached his fiduciary duty to Incomnet by self dealing, acting in bad faith and concealing material facts. Incomnet seeks payment from Mr. Schwartz of the actual damages incurred by it as a result of Mr. Schwartz's conduct, as well as interest, punitive damages, attorney's fees and costs, and reimbursement of all payments previously made to Mr. Schwartz pursuant to the severance agreement. Furthermore, Incomnet seeks a declaratory judgment that Mr. Schwartz committed acts or omissions involving known misconduct, the absence of good faith, an improper personal benefit, a reckless disregard of his duties to Incomnet and its shareholders, an unexcused pattern of inattention, and a violation of Sections 310 and 317 of the California Corporations Code.

    On June 24, 1997, Mr. Schwartz answered Incomnet's lawsuit against him denying the allegations and counterclaiming for (i) enforcement of any payments due under his severance agreement with Incomnet, (ii) indemnification against third party claims, and (iii) payment of the same settlement to him as was paid to certain prior note holders who purchased convertible notes from Incomnet on February 8, 1995. Incomnet intends to vigorously prosecute this action and defend against Mr. Schwartz's counterclaims. The lawsuit is in the discovery phase. A trial date is set for February 2, 2000.

    RITA SCHWARTZ V. INCOMNET, INC. On or about December 2, 1997, Rita Schwartz, a former member of the Board of Directors of Incomnet and the wife of Mr. Schwartz, filed the case of RITA SCHWARTZ V. INCOMNET, INC., Case No. BC 182 151, in the Superior Court of California, Los Angeles County. Mrs. Schwartz seeks reimbursement of the legal expenses which she incurred as a result of an investigation by the Securities and Exchange Commission of Incomnet and as a defendant in the BELTZ opt-out cases, which are ongoing. Mrs. Schwartz claims that because she is a former member of the Board of Directors, she is entitled to reimbursement for her legal fees based upon the Articles of Incorporation of Incomnet. The lawsuit is presently in the discovery phase. Incomnet plans to vigorously defend this lawsuit. A trial date is set for February 2, 2000.

    ROBERT AND NANCY ZIVITZ V. JOEL GREENBERG, ET AL. On August 27, 1998, Nancy Zivitz, a former director of Incomnet, and her husband, filed a lawsuit entitled ROBERT AND NANCY ZIVITZ V. JOEL GREENBERG, ET AL, Case No. 98C 5350, in the United States District Court for the Northern District of Illinois, against Mr. Schwartz, his wife Rita Schwartz, a former director of Incomnet, and Joel Greenberg, a former director and officer of Incomnet, in the United States District Court in the Northern District of Illinois. The complaint asserts claims of common law fraud and civil conspiracy based on allegations that defendants conspired to drive up the price of Incomnet stock by making false statements regarding Incomnet and that defendants engaged in insider trading. While Incomnet has not been named in the lawsuit, Mr. and Mrs. Schwartz have commenced a third party action against Incomnet seeking indemnification with respect to costs incurred in defending the lawsuit. Incomnet intends to vigorously oppose this claim. Mr. Greenberg has made written demands for indemnification and seeks an advance to cover his legal fees in the case.

    JACOBS V. INCOMNET, INC. On December 23, 1998, Edward Jacobs, former President and Chief Executive Officer of ICC, filed an action against Incomnet in the Superior Court of the State of California, Los Angeles County, entitled EDWARD R. JACOBS V. INCOMNET, INC., Case No. BC 202857. Mr. Jacobs claims that Incomnet has failed to pay amounts allegedly owed to him pursuant to a settlement agreement with Incomnet, dated November 13, 1996. Mr. Jacobs seeks compensatory damages of $453,000, unspecified consequential damages, interest and attorneys' fees and costs. Incomnet has answered the complaint and has asserted a cross-complaint against Mr. Jacobs. Incomnet intends to vigorously defend the lawsuit.

    LAWSUITS BY TWO FORMER OWNERS OF GENSOURCE CORPORATION. On September 23, 1998, Jerry C. Buckley and Ralph Flygare, two former owners of GenSource Corporation, filed a lawsuit entitled JERRY BUCKLEY, RALPH FLYGARE ET AL. VS. INCOMNET, INC., GENSOURCE CORPORATION AND MARK RICHARDSON, Case No. LC 046 449, in the Superior Court of the State of California, Los Angeles County. In the lawsuit, the plaintiffs alleged that Incomnet defaulted on payments under promissory notes between Incomnet and the plaintiffs and sought damages of approximately $1.2 million. This lawsuit was settled and dismissed as part of the sale of GenSource in March 1999. The sale of GenSource also resolved potential lawsuits by two other former shareholders of GenSource.

    ICC V. JERRY BALLAH, ET AL. On July 21, 1998, ICC sued Jerry Ballah, a former officer, director and consultant, and others in an action entitled NATIONAL TELEPHONE & COMMUNICATIONS, INC. V. JERRY BALLAH, WORLD TECHNOLOGIES MARKETING, INC., ET AL., Case No. 797154, in the Superior Court of California, Orange County. ICC asserts claims against Mr. Ballah and other defendants for breach of contract, misappropriation of trade secrets, intentional interference with business relationships, fraud and related claims in connection with defendants' start-up of a competing business and solicitation of ICC's employees and independent sales representatives and diversion of ICC's telephone customers to businesses owned or controlled by defendants. ICC filed its second amended complaint in February 1999.

    In September 1998, Mr. Ballah answered the original complaint and filed a cross-complaint against ICC alleging that ICC failed to make payments of $250,000 under a consulting agreement with him. Mr. Ballah alleges claims for breach of contract and breach of the implied covenant of good faith and fair dealing and asserts a claim based on work, labor and services rendered. In the same cross-complaint, an affiliate of Mr. Ballah, defendant World Technologies, Inc. ("World Tech"), alleges that ICC breached an agreement under which World Tech would become the exclusive network marketing company for ICC. World Tech also alleges claims of fraud, negligent misrepresentation and unjust enrichment, and seeks an accounting.

    On July 21, 1998, the court entered a stipulated restraining order enjoining the defendants in the lawsuit from, among other things, directly or indirectly attempting to induce any ICC employee or independent sales representative to work or perform services for the defendants. ICC's motion for preliminary injunction is currently scheduled for hearing on April 21, 1999. Incomnet plans to continue to vigorously prosecute this action.

    ACTIONS BY FORMER INDEPENDENT SALES REPRESENTATIVES. On May 22, 1998, former ICC independent sales representatives Mercedes Chan and Chatri Jhunjhnuwala filed a lawsuit in the Superior Court of the State of California, Orange County, against Incomnet, ICC, and others entitled MERCEDES CHAN AND CHATRI JHUNJHNUWALA VS. INCOMNET, INC., NATIONAL TELEPHONE & COMMUNICATIONS, INC. ET. AL., Case No. 794636. In the lawsuit, the plaintiffs allege that defendants induced them to become independent representatives of ICC and to incur sign-up fees and other costs based on false representations concerning the business of ICC and the amount of commission and bonus payments that could be earned as independent representatives of ICC. Plaintiffs assert claims for fraud, breach of contract, wrongful discharge, negligent misrepresentation and other causes of action and seek general, compensatory, special and punitive damages. The case is in the discovery phase. A trial date is set for August 30, 1999. Incomnet intends to vigorously defend this lawsuit.

    On October 29, 1998, former ICC independent sales representative Chutapa Varavarn commenced an action in the Superior Court of the State of California, Orange County, entitled CHUTAPA VARAVARN V. INCOMNET, INC., ET AL., Case No. 801412. The factual and legal allegations are substantially similar to the allegations in the CHAN lawsuit and plaintiff seeks damages, including punitive damages. Incomnet intends to vigorously defend this lawsuit.

    On August 20, 1998, former ICC independent sales representative Rick Bergen commenced an action in the Superior Court of the State of California, Orange County, entitled RICK BERGEN V. INCOMNET, ET AL., Case No. 798468. Plaintiff contends that ICC failed to make certain payments and commissions based on his development of sales territories and wrongfully deprived him of other income. Plaintiff asserts claims for fraud, unfair business practices, negligence, wrongful discharge and unpaid wages and seeks compensatory and punitive damages. The case is in the discovery phase and a trial date is set for October 4, 1999. Incomnet intends to vigorously defend this lawsuit.

    On May 26, 1998, former ICC independent sales representative Chuanxu Zang and another party commenced an action against ICC in state court in Fairfax County, Virginia, entitled CHUANXU ZANG, ET AL. V. NATIONAL TELEPHONE & COMMUNICATIONS, INC., Circuit Court Case No. 171965, involving a dispute regarding the Plaintiff's purchase of long distance telephone calling cards from ICC. On March 5, 1999, the Fairfax County Circuit Court stayed the action and ordered that Plaintiffs submit their dispute to arbitration in Orange County, California, in accordance with the arbitration provision contained in

Mr. Zang's independent representative agreement. Plaintiffs have not yet commenced an arbitration proceeding. Incomnet intends to continue to vigorously defend this action.

    On February 17, 1999, former ICC independent sales representatives Kevin Porter, Robin Kasten, and Larry Tate attempted to commence separate arbitration proceedings against Incomnet and ICC, alleging, INTER ALIA, that Incomnet and ICC failed to make payments owed to them. The complaints in these arbitration proceedings purport to assert various causes of action against Incomnet and ICC, including claims for purported fraud, unfair business practices, breach of contract, negligence and conversion. The plaintiffs in these separate arbitration proceedings seek unspecified damages, including punitive damages. Plaintiffs are required under the terms of their independent representative agreements with ICC to commence any proceedings against ICC before the American Arbitration Association, but have not yet done so. Incomnet and ICC have not yet filed answering statements in these actions, and no trial date has been set. Incomnet intends to vigorously defend itself in these arbitration proceedings.

    JACOBS ARBITRATION. On March 19, 1999, Edward Jacobs, former President and Chief Executive Officer of ICC, commenced an arbitration action against ICC before the American Arbitration Association, seeking relief in the amount of $549,776.92, plus interest and attorneys' fees, based upon an alleged breach of an employment agreement by ICC. ICC has not yet filed an answering statement, and a trial date has not yet been set. Incomnet plans to vigorously defend this arbitration proceeding.

    JACOBS V. ICC (LABOR COMMISSION). On August 12, 1998, Edward Jacobs, former President and Chief Executive Officer of ICC, initiated a proceeding against ICC before the Labor Commissioner of the California Department of Industrial Relations, known as EDWARD R. JACOBS V. NATIONAL TELEPHONE & COMMUNICATIONS, INC., Case No. 18-34441-002-182/031. In this Labor Commission proceeding, Mr. Jacobs claims that he is owed compensation for earned and unused vacation time totaling $106,153.86, plus penalties and attorneys' fees. ICC denies that it has any such obligation to Mr. Jacobs. The hearing on Mr. Jacobs' claims commenced on March 11, 1999, but was not completed. The hearing is currently set to continue on June 21, 1999. Incomnet intends to continue to vigorously defend this proceeding.

    LAWSUIT BY COMMUNICATIONS CONSULTING, INC. On June 23, 1998, Communications Consulting, Inc. ("CCI"), filed a lawsuit against National Telephone & Communications, Inc. entitled COMMUNICATIONS CONSULTING, INC. V. NATIONAL TELEPHONE & COMMUNICATIONS, INC., Case No. 795910, in the Superior Court of the State of California, Orange County. CCI claims that ICC improperly terminated a consulting agreement between CCI and ICC and owes CCI a sum of $127,037.50, interest and reasonable costs, fees and expenses associated with its lawsuit. The case is in the discovery phase and a trial date is set for July 26, 1999. Incomnet intends to vigorously defend this lawsuit.

    SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. In August 1994, Incomnet was notified by the Pacific Regional Office of the Securities and Exchange Commission that the Commission had initiated an informal inquiry of Incomnet. In September 1994, the Commission issued a formal order of private investigation. The Commission's investigation subsequently focused on press releases issued by Incomnet on January 17 and 18, 1995, and September 6, 1995, and on a report on Form 8-K issued by Incomnet on August 28, 1995, which the Commission alleged contained untrue statements of material fact. On May 14, 1998 Incomnet and two former directors of Incomnet, Stephen A. Caswell and Joel W. Greenberg, entered into an Offer of Settlement and Order with the Commission pursuant to which they agreed, without admitting or denying any wrongdoing, not to violate Section 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-2, 13a-11 and 13a-13 promulgated thereunder. No civil penalties or other financial sanctions were imposed on any of the parties. The final administrative order was entered by the SEC on July 30, 1998.

    POTENTIAL LAWSUITS. Approximately 50 members of the class in the GAYLES class action lawsuit against Incomnet have opted out of the class and may file separate lawsuits against Incomnet. If such claims are filed as legal complaints, Incomnet will seek to have them consolidated with other pending lawsuits, if appropriate, or will defend them separately.

    A claim may be asserted against Incomnet by Jerry Ballah with respect to a settlement agreement Incomnet entered into in November 1996. Mr. Jacobs, who was a party to the settlement, has already commenced a lawsuit in connection with the settlement agreement. The amount of the damages that may be asserted by Mr. Ballah is estimated to be approximately $535,000 plus accrued interest, and possible consequential damages. Incomnet intends to vigorously defend any claims made against it or ICC by Mr. Ballah.

    John R. Dennis and JRD, Inc. may commence an action against ICC based upon an alleged breach of a purported agreement by which Mr. Dennis and JRD, Inc. were to provide consulting services to ICC. Absent the existence of such agreement, Mr. Dennis and JRD, Inc. seek recovery based on alleged benefits they claim to have provided to ICC as a result of certain alleged activities. Incomnet believes this case lacks merit and is preparing to respond to any litigation that may be brought.

    From time to time, Incomnet is also involved in litigation arising from the ordinary course of business, the ultimate resolution of which may or may not have a material adverse effect on the financial condition or results of operations of Incomnet.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

                               MARKET INFORMATION

    Incomnet's common stock is quoted on the Nasdaq SmallCap Market under the symbol "ICNT." The following table sets forth the range of high and low bid prices and the last bid price for Incomnet's common stock during the periods indicated.

YEAR ENDED DECEMBER 31, 1998:

QUARTER                                                   HIGH        LOW      LAST BID
------------------------------------------------------  ---------  ---------  -----------
4th Quarter...........................................      2 3/4    1 13/32       1 3/4
3rd Quarter...........................................      2 3/8        1/4       2 1/8
2nd Quarter...........................................        3/4       5/32        5/16
1st Quarter...........................................      1 3/4      15/32         3/4

YEAR ENDED DECEMBER 31, 1997:


QUARTER                                                   HIGH        LOW      LAST BID
------------------------------------------------------  ---------  ---------  -----------
4th Quarter...........................................    3 13/16     1 1/16      1 3/16
3rd Quarter...........................................     5 3/16    2 15/16       3 5/8
2nd Quarter...........................................      5 1/2    2 11/16       4 7/8
1st Quarter...........................................     5 1/16    2 13/16       3 1/8

    On April 12, 1999, the last sale price per share of Incomnet's common stock, as quoted by the Nasdaq SmallCap Stock Market, was $.9688.

    On April 12, 1999 Incomnet's 19,933,000 shares of common stock outstanding were held by approximately 4,200 shareholders, including shareholders of record and shareholders whose stock is held in street name.

                                   DIVIDENDS

    Incomnet has not paid cash dividends on its Common Stock during the past three years. Payment of dividends is within the discretion of Incomnet's Board of Directors and will depend, among other factors, on earnings, capital requirements and operating and financial conditions. At the present time, Incomnet has neither the plans nor the financial resources to declare or pay any dividends on its Common Stock.

    Incomnet's ability to pay dividends is restricted by the Foothill Facility. The Foothill Facility provides that as long as (i) no event of default on the Foothill Facility has occurred and is continuing and (ii) ICC has not less than $2 million of available funds under the facility after giving effect to any dividend, ICC may pay dividends to Incomnet to cover general and administrative expenses as historically conducted and to cover accrued dividends on Incomnet preferred stock up to a maximum of $20 million of preferred stock.

                    RECENT SALES OF UNREGISTERED SECURITIES

    In November and December 1998, Incomnet issued to Ironwood Telecom LLC ("Ironwood") warrants to purchase an aggregate of 3,600,000 shares of Incomnet Common Stock (the "Ironwood

Warrants"). The Ironwood Warrants were issued in connection with the Ironwood Facility. The Ironwood Warrants were issued in three tranches:

    - The first tranche was issued on November 4, 1998 and entitle Ironwood to purchase 500,000 shares of Incomnet's Common Stock at an exercise price of $1.00 per share. Those warrants are exercisable immediately and for a five-year period ending November 4, 2003.

    - The second tranche of warrants was issued on November 16, 1998 and entitle Ironwood to purchase 100,000 shares of Incomnet's Common Stock at an exercise price of $1.00 per share. Those warrants are exercisable immediately and for a five-year period ending November 16, 2003.

    - The third tranche of warrants was issued on December 15, 1998 and entitled Ironwood to purchase an aggregate of 3,000,000 shares of Incomnet's Common Stock. Those warrants entitled Ironwood to purchase (i) 2,000,000 shares of Incomnet's Common Stock at an exercise price of $1.00 per share (the exercise price and number of shares are subject to adjustment based on Incomnet's operating results), exercisable during the period commencing on the date Incomnet's Articles of Incorporation are amended to provide for a sufficient number of shares of Common Stock to allow for such exercise (the "Amendment Date") and ending five years from the Amendment Date; and
      (ii) 1,000,000 shares of Incomnet Common Stock at an exercise price of $2.25 per share (the exercise price and number of shares are subject to adjustment based on Incomnet's operating results), exercisable during the five-year period commencing December 15, 1999 and ending December 15, 2004.

    - As of April 13, 1999, none of the Ironwood Warrants have been exercised.

    The securities issued in the foregoing transactions were offered and sold under the exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to Incomnet's statements of operations data for each of the years ended December 31, 1998, 1997 and 1996 and with respect to balance sheet data at December 31, 1998 and 1997 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and are qualified by reference to those financial statements. The statement of operations data for the years ended December 31, 1994 and 1995 and with respect to balance sheet data at December 31, 1994, 1995 and 1996, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements for Incomnet and the notes thereto along with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

                                                                             YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------------
                                                                1998                    1996       1995       1994
                                                              ---------               ---------  ---------  ---------
                                                                           1997(2)
                                                                         -----------
                                                                         (RESTATED)
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA (1):
Net sales from continuing operations........................  $  54,868   $ 121,831   $  97,870  $  83,202  $  45,614
(Loss) income from continuing operations....................    (17,633)    (14,057)     (6,607)     2,576      3,655
(Loss) gain from discontinued operations....................     (1,475)     (1,561)    (30,192)    (1,210)       416
Cumulative effect of accounting change......................         --          --        (877)        --         --
                                                              ---------  -----------  ---------  ---------  ---------
Net (loss) income...........................................  $ (19,108)  $ (15,618)  $ (37,676) $   1,366  $   4,071
                                                              ---------  -----------  ---------  ---------  ---------
                                                              ---------  -----------  ---------  ---------  ---------

BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE (1):
From continuing operations..................................  $   (1.03)  $   (1.08)  $   (0.50) $    0.20  $    0.38
From discontinued operations................................      (0.09)      (0.11)      (2.26)     (0.09)      0.04
From cumulative effect of accounting change.................         --          --       (0.06)        --         --
                                                              ---------  -----------  ---------  ---------  ---------
Net (loss) earnings.........................................  $   (1.12)  $   (1.19)  $   (2.82) $    0.11  $    0.42
                                                              ---------  -----------  ---------  ---------  ---------
                                                              ---------  -----------  ---------  ---------  ---------

BALANCE SHEET DATA AT DECEMBER 31 (1):
Total assets................................................  $  24,420   $  41,340   $  33,730  $  55,938  $  26,152
Long-term obligations.......................................  $  16,819   $   2,855   $   1,003  $      11  $       1
Net assets (liabilities) of discontinued operations.........  $     531   $   5,707   $    (335) $  27,745  $     784

------------------------

(1) All years have been adjusted to reflect certain financial statement reclassifications made related to certain entities disposed of during 1998 and early 1999 that have been reflected as discontinued operations. See Item 7."Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations."

(2) Amounts for 1997 have also been restated to reflect a $7.2 million increase in stockholders' equity in accordance withe the equity method of accounting for the Company's RCI investment. Additionally, operating results for RCI for 1997 have been restated to reflect additional losses of $2.0 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations."

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Following is management's discussion and analysis of certain significant factors, which have affected the consolidated results of operations and financial condition of Incomnet during the period included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and associated notes set forth beginning on page F-1 of this Form 10-K.

    The following discussion and analysis of financial condition and results of operations contains statements that are based upon certain estimates, projections and other forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" on page 1 of this Form 10-K.

OVERVIEW

    Incomnet is the parent company of Incomnet Communications Corporation (ICC), a company that provides long distance and telecommunication services to residential customers and businesses throughout the United States. ICC's telecommunication services are sold by ICC's network of independent sales representatives.

    During 1998, Incomnet was also the parent company of Auto Dismantler Network (AutoNetwork) and GenSource Corporation (GenSource). Incomnet also owns an interest in Rapid Cast, Inc. (RCI) (now known as Optical Dynamics Corporation). Incomnet's business was streamlined with the sale of the assets of AutoNetwork in early 1998, the sale of a portion of Incomnet's RCI stock and on discontinuance of Incomnet's involvement and influence over management of RCI in late 1998 and the sale of GenSource in 1999 (See Discontinued Operations).

RESULTS OF CONTINUING OPERATIONS

    The following table sets forth, as a percentage of total net sales, certain consolidated statements of operations data for the periods indicated:

                                                                           YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        1998         1997         1996
                                                                        -----        -----        -----
Total net sales....................................................         100%         100%         100%
Cost of sales......................................................          63           70           66
                                                                            ---          ---          ---
  Gross profit.....................................................          37           30           34
Operating expenses:
  General and administrative.......................................          48           24           29
  Depreciation and amortization....................................           6            2            2
  Bad debt expense.................................................           7            5            6
  Impairment of long-lived assets..................................           3           --           --
  Other operating expense..........................................           3           10            3
    Total operating expenses.......................................          67           41           40
                                                                            ---          ---          ---
Operating loss.....................................................         (30)         (11)          (6)
Interest expense...................................................           3           --           --
Income tax (benefit) expense.......................................          (1)           1            1
                                                                            ---          ---          ---
Loss from continuing operations....................................         (32)         (12)          (7)
Loss from discontinued operations..................................          (3)          (1)         (31)
                                                                            ---          ---          ---
Net loss...........................................................         (35)%        (13)%        (38)%
                                                                            ---          ---          ---
                                                                            ---          ---          ---

    Incomnet reported a loss from continuing operations of $17.6 million for the year ended December 31, 1998, compared to a loss from continuing operations of $14.1 million and $6.6 million for the same periods in 1997 and 1996, respectively. For the comparative periods presented, Incomnet's results of continuing operations include Incomnet, Inc. and its subsidiary ICC. The results from operations for the discontinued business segments is reported separately as discontinued operations. (See Discontinued Operations below).

    NET SALES. Incomnet's revenues primarily consist of revenues from long distance telephone services and marketing program fees paid by Representatives for marketing materials, services and pre-paid calling cards. A portion of marketing program revenues are deemed related to continuing support obligations and are deferred and recognized over the twelve-month contractual service periods.

    Net sales declined $67 million or 55% from $122 million in 1997 to $55 million in 1998 primarily due to significant business changes discussed in more detail under "Item 1, Business--Significant Business and Management Changes in 1998" ("Significant Business Changes"). The Significant Business Changes caused the Company to lose existing Representatives and prevented the Company from attracting new Representatives at a sufficient rate to maintain the size of the customer base. The loss of Representatives who generally sold to a "warm" market (i.e., friends, business associates and family members) resulted in higher than normal customer attrition and reduced the Company's ability to add customers. The attrition of customers caused the telephone services revenue to decrease $54 million or 50% from $107 million in 1997 to $53 million in 1998. The inability to attract new Representatives caused marketing revenues to decrease $13 million or 88% from $15 million in 1997 to $2 million in 1998.

    Total net sales increased $24 million or 24% from $98 million in 1996 to $122 million in 1997 as a result of the significant expansion of ICC's telecommunications customer base and Representative growth during the first half of 1997. Incomnet experienced strong growth momentum through the first part of 1997 and abruptly stalled when the PUC and Orange County District Attorney imposed certain restrictions. Marketing program sales decreased $2 million or 14% from $17 million in 1996 to $15 million in 1997 due to both a price decrease to Representatives for materials and services and the restrictions imposed in the fourth quarter of 1997.

    COST OF SALES. Cost of sales includes direct costs for both telephone services and marketing programs. Cost of sales for telephone services includes the cost of service provided by WorldCom and commissions paid to Representatives. Marketing program cost of sales include (i) bonus commissions for assisting new Representatives obtain certain minimum levels of retail long distance subscribers and related long distance usage, (ii) compensation and related costs of ICC's employees providing marketing support, (iii) related overhead and (iv) the cost of providing business forms, and promotional and presentation materials.

    Cost of sales decreased $51 million or 60% from $86 million in 1997 to $35 million in 1998. This change was principally attributable to decreases in carrier costs associated with a decline in telephone service sales volumes, an overall decline in sales commissions, and lower average per unit cost for telecommunication services in 1998.

    Cost of sales increased $22 million or 33% from $64 million in 1996 to $86 million in 1997 and was attributable to the increase in carrier costs associated with increased telephone service sales by ICC in 1997.

    GROSS MARGIN. Telephone services gross margins are principally affected by changes in product mix, telephone services average per unit cost, and changes in commissions paid on telephone usage. Marketing program gross margins are principally affected by the promotional and customer acquisition bonuses paid to the Representatives.

    The gross margin percentage for telephone services increased to 39% in 1998 from 32% in 1997. The increase was primarily due to a 1997 promotional international product that carried a negative margin, and lower per unit telephone service carrier costs in 1998.

    The gross margin percentage for telephone services declined to 32% in 1997 compared to 42% in 1996 due to a negative margin promotional product mentioned above that ran for six months.

    Marketing program sales declined to $1.7 million in 1998 from $15.0 million in 1997. The decrease in marketing program gross margins in 1998 compared to 1997 was primarily due to the extraordinary decline in sales volume which could not support the relatively fixed cost structure of the underlying marketing support functions.

    Marketing program sales decreased to $15 million in 1997 from $17 million in 1996. The decrease in marketing program gross margins in 1997 compared to 1996 was primarily due to the reduction in prices for marketing materials and services without a proportional decrease in promotional and customer acquisition bonuses.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of costs to provide billing and collection of telephone services, support services for subscribers, cost of the information systems, and personnel to support Incomnet's operations.

    Although general and administrative costs for Incomnet decreased to $26.0 million in 1998 from $28.7 million in 1997, they increased as a percentage of net sales to 48% in 1998 from 24% in 1997. This increase as a percentage of net sales was attributable to an increase in legal costs associated with the potential sale of ICC in 1998, the change in control at Incomnet, and the Significant Business Changes.

    Net sales increased $24 million or 24% from $98 million in 1996 to $122 in 1997, but general and administrative costs increased by only 1%. As such, general and administrative costs as a percentage of net sales decreased to 24% in 1997 compared to 29% in 1996. Incomnet benefited during 1997 from reduced legal fees, and reduced fees resulting from an increase in the number of customers billed directly by Incomnet rather than through the local exchange carriers.

    Total general and administrative costs for 1999 will continue to be high as a percentage of net sales due to the base costs of needed infrastructure support including facilities, customer service, and other back office operations. Although Incomnet is undertaking a prudent reduction plan, significant cost reductions could negatively impact support services needed to rebuild the business. As Incomnet rebuilds its revenues and exceeds break-even, substantial growth should be supported with incrementally small cost increases.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $.6 million or 23% in 1998 to $3.4 million compared to $2.8 million in 1997. This increase was attributable to increased investment in 1997 in computer hardware and software, furniture and equipment, and leasehold improvements.

    Depreciation and amortization increased $0.9 million or 46% in 1997 to $2.8 million compared to $1.9 million in 1996. This increase was attributable primarily to leasehold improvements made to Incomnet's Irvine headquarters and Hawaii sales office and by the continuing investment in computer hardware and software, furniture and equipment, and leasehold improvements required to support its sales expansion.

    BAD DEBT EXPENSE. Bad debt expense increased in 1998 to 7% of net sales or $3.9 million compared to 1997 bad debt expense of $5.5 million or 5% of net sales. Bad debt expense in 1998 increased primarily due to a write-off of $0.6 million associated with a note from a former officer. Bad debt expense associated with Incomnet's telecommunications net sales was approximately 6% in 1998 compared to 5% in 1997.

    The increase in ICC's bad debt expense in 1998 compared to 1997 was due primarily to a change in the number of telephone customers billed directly by ICC rather than through their local telephone carrier. ICC also experienced a higher than expected bad debt rate for direct-billed customers in 1998. As Incomnet continues to increase its base of direct billed customers, it has taken steps to improve collections by restructuring and outsourcing key collection functions to a third party service provider.

    Bad debt expense in 1997 decreased to 5% of net sales compared to 6% of net sales in 1996. This decrease was due primarily to an increase in customers billed by their local telephone carriers which had been more effective in collecting delinquent accounts than ICC.

    IMPAIRMENT OF LONG-LIVED ASSETS. During 1998, Incomnet completed its evaluation of the recoverability of certain long-lived assets at ICC. In connection with this evaluation, Incomnet recorded a $1.6 million non-cash write-down of the carrying value of certain leasehold improvements to their estimated fair value.

    OTHER EXPENSES. For 1998, other expenses of $1.6 million consisted primarily of a loss on disposal of equipment of $0.8 million and $0.5 million associated with the settlement of the Public Utilities Commission's action against ICC in 1998 and $0.1 million for various legal settlements and related expenses.

    Other expenses of $12.5 million in 1997 were primarily attributable to the settlement of the class action lawsuit for $8.7 million, which was renegotiated in 1998 [see "Item 3. Legal Proceedings-- Class Action and Related Lawsuits"], settlement of the State of California and California Public Utilities Commission actions against ICC for $1.6 million, and design costs and leasehold improvements of $0.9 million associated with certain abandoned capital improvements.

    NET OPERATING LOSS CARRYFORWARDS. At December 31, 1998, Incomnet had available net operating loss carryforwards for federal and state income tax purposes of approximately $32 million and $9 million, respectively, expiring in various years between 2000 and 2018. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal and state income tax reporting purposes are subject to annual limitations.

DISCONTINUED OPERATIONS

    Incomnet sold its interest in three businesses previously reported as business segments. Accordingly, these segments have been accounted for as discontinued operations in 1998. Incomnet has also reclassified prior years to present the operating results of the three businesses as discontinued operations.

    - GenSource--In March 1999, Incomnet sold its interest in the common stock of the computer software business segment, consisting of GenSource Corporation (GenSource), a developer and marketer of software programs used to administer insurance-related claims, such as workers' compensation and short-term and long-term disability. The sale was made to a group of private investors in exchange for the release from liability of Incomnet under promissory notes to the former owners of GenSource of approximately $1,775,000. In addition, Incomnet paid $10,000 in cash for certain transaction expenses and received 15,507 shares of convertible preferred stock in GenSource with a stated value of $32.25 per share. No value was assigned to the preferred stock which represents an approximately 15% interest in GenSource on a fully-diluted basis. In connection with the disposition of GenSource, Incomnet expects to recognize a gain of approximately $1.4 million. Incomnet has no expectation of continuing involvement with GenSource.

    - AutoNetwork--In March 1998, Incomnet sold the network services business segment to a group of private investors for $1,300,000. The segment consisted of Auto Dismantler Network (AutoNetwork), a monthly subscription service that auto dismantlers use to buy, sell and trade used parts that have been salvaged from automobiles damaged in traffic collisions. During the year ended December 31, 1998, Incomnet recognized a gain on the disposition of AutoNetwork of $535,000.

    - Rapid Cast--Incomnet acquired 51% of the common stock of RCI (10.2 million of the 20 million outstanding shares) in February 1995. Initially, RCI was accounted for using the equity method of accounting. However, by the second quarter of 1995, control was determined to be other than temporary and RCI was consolidated with Incomnet. In January 1997, RCI sold 8 million new shares of its common stock in a private placement and issued an additional 2.3 million shares in other transactions, reducing Incomnet's investment in RCI to approximately 33% and requiring the equity method of accounting for its remaining interest in RCI. In its consolidated financial statements for the year ended December 31, 1997 as originally reported, Incomnet gave no recognition to the increase in its share of RCI's net equity resulting from the sale by RCI of its common stock because prior management was not satisfied that the sale would provide sufficient resources to allow RCI to become successful. However, the accompanying consolidated financial statements have been restated to reflect a $7.2 million increase in consolidated stockholders' equity in accordance with the equity method of accounting. Additionally, operating results for RCI for 1997 and for the first nine months of 1998 have been restated to reflect additional losses of $2.0 million and $1.3 million, respectively, to account for Incomnet's share of RCI's net losses under the equity method of accounting. In the third quarter of 1998, Incomnet sold a portion of its investment in RCI to outside investors, which resulted in a net gain on the disposition of $2.6 million. In the fourth quarter of 1998, Incomnet decided to streamline its operations to focus solely on its telecommunications business. As part of that effort, Incomnet has determined to dispose of its investment in RCI and expects that this will occur in 1999. At December 31, 1998, Incomnet holds a 17.4% ownership interest in RCI, with a carrying value of $200,000, and warrants for the purchase of 2.6 million additional RCI shares of common stock at exercise prices ranging from $0.75 to $2.25 per share. Incomnet has no expectation of continuing involvement with RCI.

    Summarized financial information for the discontinued operations are as follows (IN THOUSANDS):

                                                                                DECEMBER 31
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------
Current assets............................................................  $     992  $     812
Total assets..............................................................      1,433      6,480
Total liabilities (current)...............................................       (902)      (773)
Net assets of discontinued operations.....................................        531      5,707

                                                                       YEAR ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Revenues.........................................................  $   3,530  $   3,313  $   6,093

    The net assets of the discontinued operations as of December 31, 1998 represent the net assets of GenSource of $331,000 and RCI of $200,000, which have been classified as current assets as of December 31, 1998. The net assets of discontinued operations at December 31, 1997 are comprised of $3,280,000, $827,000 and $1,600,000 of GenSource, AutoNetwork and RCI, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    For the years ended December 31, 1998, 1997 and 1996, Incomnet recognized net losses from continuing operations of $17.6 million, $14.1 million and $6.6 million, respectively. In addition, Incomnet realized net losses from its discontinued operations aggregating $1.5 million, $1.6 million and $30.2 million during the respective annual periods. As a result, at December 31, 1998, Incomnet has an accumulated deficit and net capital deficiency of $84.7 million and $15.8 million, respectively, and its current liabilities exceed its current assets by approximately $13.1 million.

    Additionally, beginning in August 1997 and continuing through the year ended December 31, 1998, Incomnet experienced declining revenues due to decreases in the number of telephone customers and the number of active Representatives. These decreases are the result of the Significant Business Changes. Management believes the improvements that have occurred in the third quarter of 1998 and since the change in the composition of the Board of Directors on September 30, 1998 in part alleviate these conditions. A more detailed discussion of these improvements are outlined in "Item 1, Business-- The September '98 Board Change."

    Incomnet is also taking steps to revitalize ICC's network marketing organization, including developing new telecommunications products that are more competitive, working closer with its Representatives to help them better understand the products and services provided by ICC, developing new commission and bonus programs that will make ICC more competitive in attracting new Representatives, and expanding its focus on Representative recruiting from primarily a Southern California focus to a nationwide program. Management believes its new marketing plans will revitalize ICC's efforts to attract additional representatives. In addition to revitalizing its network marketing organization, ICC also is continuing a cost control program that is anticipated to result in a more efficient operation and a reduced cost structure overall. Lastly, Incomnet is seeking additional financing that may take the form of either additional debt or equity.

    To meet its need for additional financing and support its operating requirements, in December 1998, Incomnet obtained $16.6 million from Ironwood Telecom LLC (Ironwood) under a secured term loan facility. In April 1999, Incomnet obtained a line-of-credit facility providing for borrowings, based on eligible accounts receivable, up to a maximum of $12.5 million from Foothill Capital. In addition, Incomnet has had recent discussions with Ironwood regarding the possible conversion into equity of some or all of Incomnet's $16.6 million debt obligation under the Ironwood Facility.

    Incomnet is also seeking to arrange for additional equity. To assist in its financing efforts, Incomnet has engaged a financial advisor to help locate additional sources of equity financing. No assurances can be given that Incomnet will be successful in raising additional equity financing through this financial advisor or at all.

    Incomnet has also engaged a financial advisor to assist Incomnet in connection with its equity capital raising efforts. No assurances can be given that Incomnet will be successful in raising additional equity capital through this financial advisor or at all.

    Management believes Incomnet has sufficient sources of financing to continue operations throughout 1999 at planned levels of operations. However, there are no assurances that Incomnet will attain planned levels of operations. Ultimately, Incomnet's long-term success is dependent upon its ability to successfully execute its strategic plan, obtain additional long-term financing, complete its Year 2000 remediation, and ultimately attain sustained profitable operations. (See Note 1 of the Notes to Consolidated Financial Statements).

    CONTINUING OPERATIONS. Cash flows used in operating activities in 1998 was $7.6 million. This was primarily due to the loss from continuing operations of $17.6 million offset by non-cash expenses of $7.4 million, a $4.6 million decline in accounts receivable, $3.6 million used to bring the balance payable to WorldCom from 60 to 30 days and changes of $1.6 million in other working capital accounts.

    Incomnet used $0.2 million in investing activities primarily consisting of purchases of computer hardware and software and leasehold improvements. Incomnet's financing cash flows were primarily from the funding of the Ironwood Facility (discussed above) and repayment of its previous line of credit with First Bank.

    DISCONTINUED OPERATIONS. Cash provided by (used in) discontinued operations (see discussion on Discontinued Operations above) was $3.7 million, $1.5 million and ($2.1) million for the years ended December 31, 1998, 1997 and 1996, respectively. The cash provided or used by discontinued operations arose from normal operations and gain or losses on disposition of the segments.

    CAPITAL EXPENDITURES. Incomnet acquired approximately $0.4 million of facilities and equipment in the year ended December 31, 1998. The capital for these acquisitions was primarily provided through capital leases. To meet its planned capital requirements over the next 12 months, Incomnet believes that it will spend approximately $3.9 million. Some of these capital expenditures will assist Incomnet and ICC to modernize its information systems, broaden its product offering and realize process efficiencies. Because Incomnet presently does not have the capital for such anticipated expenditures, it will have to finance or lease these capital expenditures.

    LITIGATION. Incomnet is subject to pending litigation and has taken a reserve of $8.5 million associated with anticipated legal settlement of the class action lawsuit. Incomnet is a defendant in other pending litigation that may have a material adverse effect on Incomnet's financial condition and results of operation. No reserves have been set up for this litigation [see "Part I.
Item 3. Legal Proceedings and Notes to Consolidated Financial Statements--Note 11--"Litigation"].

YEAR 2000 READINESS DISCLOSURE

    Many existing computer systems and applications use only two digits to identify a year in their respective date fields without considering the impact of the upcoming change in the century. These systems need to be corrected or replaced with systems that are Year 2000 ("Y2K") compliant.

    Incomnet and ICC have identified the major information technology (e.g., computer hardware and software) ("IT") and non-information technology (e.g., heating and air-conditioning systems) ("non-IT") systems that must either be upgraded or replaced to meet the needs of operations and to be Y2K compliant. These changes will result in a combination of software, hardware and equipment upgrades or replacements. Some of the key systems identified by ICC were: the internal financial system; the billing and customer service system; the independent representative tracking and commission system; the calling card system; the internal corporate telephone exchange, the security and communications systems.

    Since the Board Change in September 1998, Incomnet has spent or committed to spend approximately $3 million to upgrade or replace certain of its IT and non-IT systems for strategic business purposes (the "Strategic Systems Commitment"). Many of these expenditures are expected to be paid out over a number of years. As of December 31, 1998, approximately $200,000 of the Strategic Systems Commitment has been spent on upgrades and replacements and an estimated $500,000 was spent during the first quarter of 1999. An ancillary benefit of those expenditures is that the new hardware and software is Y2K compliant. In addition, ICC has budgeted $200,000 to upgrade or replace existing IT and non-IT systems (the "Upgrade Commitment") for the specific purpose of becoming Y2K compliant. Approximately $60,000 of the upgrade commitment was spent during the first quarter of 1999. Incomnet and ICC currently estimate that all key upgrades and replacements of IT and non-IT systems will be completed and tested by October 1999.

    Incomnet has dedicated internal resources and personnel to the Y2K problem and has already acquired most of the IT and non-IT upgrades to existing equipment.

    During the first quarter of 1999, ICC sent out questionnaires to its key suppliers and vendors, including WorldCom, its underlying carrier, USBI, a local carrier clearing house, and LITE and SBC Communications with whom ICC has billing and collection services agreements. To date, none of the responses to the questionnaires has caused Incomnet or ICC to believe that its key service providers or vendors are at risk of not being Y2K compliant before December 31, 1999; however, approximately 5 vendors of non-critical systems or products have not yet returned their questionnaires. Incomnet and ICC currently expect to receive responses to all questionnaires by June 30, 1999.

    One of ICC's most significant Y2K risks is its automated billing system. In order to permit ICC to perform more direct and integrated billing, ICC invested in a new billing system in the first quarter of 1999. ICC has received assurances that the new billing system is Y2K compliant. ICC plans to commence testing the new system in June and July 1999 and currently expects that it will be fully operational by October 1999.

    While Incomnet and ICC currently believe that all key IT and non-IT systems will be Y2K compliant by October 1999, there can be no assurance at this time that ICC will be able to make all necessary changes, that all of Incomnet's and ICC's systems or applications are or will be Y2K compliant, that such upgrades will be completed on a timely basis at reasonable costs, or that such upgrades will be able to anticipate and correct all of the problems triggered by the actual impact of Y2K. There can be no assurance, even if Incomnet and ICC achieve Y2K compliance in their own products and services, that systems provided to Incomnet or ICC by outside suppliers will be Y2K compliant. There also can be no assurance that such impact will not result in a material disruption or have a material adverse effect on Incomnet's or ICC's business, results of operation or financial condition.

    The most likely worst-case scenario at ICC which management has identified to date is that, due to unanticipated implementation problems, ICC's new billing system may not be fully operational by December 31, 1999. In the event implementation of the new billing system is delayed, the Company has developed a contingency plan which contemplates transferring the billing and collection function to one or more of the local exchange carriers or third party billing services that the Company currently uses to bill a portion of its customer base. In the event, the Company is unable to implement its contingency plan, the Company may be unable to bill and collect some or all of its revenue for an indeterminable amount of time, which could cause ICC to cease operations. Incomnet plans to conduct Y2K testing of its new billing system in June and July 1999 to address this worst-case scenario.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Incomnet is exposed to changes in interest rate risk to the extent of its borrowings under its $12.5 million credit facility with Foothill Capital Corporation entered into in April 1999. Borrowings under that credit facility bear interest at the prime rate plus one percent (1%). However, at December 31, 1998, that credit facility was not in existence and Incomnet's other existing debt was at fixed interest rates. Therefore, for the year ended December 31, 1998, Incomnet had no exposure to interest rate movement on its debt. Under its current policies, Incomnet does not intend to use interest rate derivative instruments to manage exposure to interest rate changes under its credit facility with Foothill Capital.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is included as a separate section following Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On January 7, 1999, Incomnet appointed the accounting firm of Ernst & Young LLP ("Ernst & Young") as independent accountants to audit Incomnet's consolidated financial statements for the fiscal year ended December 31, 1998. On that date, Incomnet also dismissed Stonefield Josephson, Inc. ("Stonefield"), the accounting firm that previously audited Incomnet's consolidated financial statements. The decision to change accountants was approved by Incomnet's Board of Directors. Incomnet elected to change auditors to facilitate the attraction of new Board members and key executives and to assist in the evaluation of complex issues related to the restructuring of Incomnet's debt and plans to grow ICC's business.

    Stonefield's reports on Incomnet's financial statements for the past two fiscal years ended December 31, 1997 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than on March 12, 1998, Stonefield had previously reported that Incomnet's losses and liabilities in excess of assets as of December 31, 1997 gave rise to substantial doubt about Incomnet's ability to continue as a going concern.

    At the time of the change of auditors, there were no disagreements between Incomnet and Stonefield on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure. Within Incomnet's two most recent fiscal years and any subsequent interim period preceding its dismissal, Stonefield did not advise Incomnet that: (i) Incomnet should change its internal controls; (ii) Stonefield could no longer rely on management's representations; (iii) Stonefield was unwilling to be associated with the financial statements prepared by Incomnet's management; (iv) Incomnet needed to expand the scope of Stonefield's audit; or (v) information had come to Stonefield's attention that may materially impact fairness or reliability of a previously issued audit report or underlying financial statements.

    Prior to its engagement as Incomnet's independent accountants, Ernst & Young had audited the financial statements of Rapid Cast, Inc. (now named Optical Dynamics Corporation), currently a 17.4% owned investee of Incomnet, for each of the three years in the period ended December 31, 1997, and of ICC, Incomnet's principal operating subsidiary, for the year ended December 31, 1996. Stonefield, in connection with its audit of the consolidated financial statements of Incomnet, also audited the financial statements of ICC for the year ended December 31, 1996 and Stonefield's report relating to its audit of Incomnet's consolidated financial statements for such year was included in Incomnet's Annual Report on Form 10-K for the year ended December 31, 1996, without reference to, or reliance on, the audit of ICC's financial statements undertaken by Ernst & Young.

    Except for the reports delivered by Ernst & Young in connection with the audits of the financial statements of Rapid Cast, Inc. and ICC described in the preceding paragraph, during Incomnet's two most recent fiscal years and any subsequent interim period prior to engaging Ernst & Young as Incomnet's independent accountants, no written report was provided by Ernst & Young to Incomnet; and Incomnet has not consulted with Ernst & Young in any matter that was considered an important factor to Incomnet in reaching its decision as to the accounting, auditing or financial reporting issue regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered on Incomnet's consolidated financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    As of April 15, 1999 the following persons serve as directors and executive officers of Incomnet and ICC. Each officer serves at the pleasure of Incomnet's Board of Directors. In accordance with the Board Change Agreement and subject to applicable law, Incomnet agreed to nominate Dr. Silverman as a director at the next annual meeting.

                                   DIRECTORS

JOHN P. CASEY
CHAIRMAN OF THE BOARD

AGE:                      50

DIRECTOR SINCE:           September 29, 1998

PRINCIPAL OCCUPATION:     Vice Chairman of Meridian Investments, Inc., an NASD registered broker-dealer ("Meridian")

RECENT BUSINESS           Since 1981, Mr. Casey has been the Senior Vice President,
EXPERIENCE:               Financial Marketing for Meridian and since October 1998, its Vice
                          Chairman. Meridian is a privately held company and Mr. Casey believes that it is one of the largest originators of tax credit equity in the United States. Mr. Casey is primarily responsible for the design of financial marketing plans for Meridian. Since
                          October 1998, Mr. Casey has also served as a director of ICC,
                          Incomnet's wholly owned subsidiary.

OTHER DIRECTORSHIPS:      Val-u-net; 1-800-Database; Make-a-Wish Foundation

R. SCOTT EISENBERG

AGE:                      39

DIRECTOR SINCE:           October 2, 1998

PRINCIPAL OCCUPATION:     Vice President, Product Management for CyberCash

RECENT BUSINESS           Since June 1996, Mr. Eisenberg has been the Director, Product
EXPERIENCE:               Management for CyberCash, a leading provider of payment solutions for internet and real-world storefronts. From March 1993 until he joined CyberCash in June 1996, Mr. Eisenberg held key management positions with MCI Telecommunications in its internet services sector and long distance telephone services sector. From 1989 to
                          1993, Mr. Eisenberg was a partner in an investment banking firm where he advised emerging growth companies in connection with equity and debt financings and mergers and acquisitions.

JOHN P. HILL, JR.

AGE:                      38

DIRECTOR SINCE:           September 29, 1998

PRINCIPAL OCCUPATION:     Administrative Manager, Quince Associates

RECENT BUSINESS           Mr. Hill is the Administrative Manager of Quince Associates, a
EXPERIENCE:               privately held company with investments in real estate, retail convenience stores, restaurants, technology and various other public and private companies. Since 1989, he has also served as
                          President of Trans Pacific Stores, Ltd., a privately held operator of retail stores. Since 1997, Mr. Hill has served as a director of
                          Covol Technologies, Inc., a publicly traded technology development company based in Utah. Prior to 1989, Mr. Hill was the Chief
                          Financial Officer for various privately held retail and restaurant companies. Since October 1, 1998, Mr. Hill has also served as a director of ICC.

OTHER DIRECTORSHIPS:      Covol Technologies, Inc.

DENIS RICHARD

AGE:                      38

DIRECTOR SINCE:           October 2, 1998

PRINCIPAL OCCUPATION:     President and Chief Executive Officer of Incomnet (since September
                          29, 1998) and Chairman, President and Chief Executive Officer of
                          ICC (since October 2, 1998)

RECENT BUSINESS           From 1995 until he joined Incomnet in October 1998, Mr. Richard
EXPERIENCE:               held executive management positions at Teleglobe Inc. and its affiliates. Teleglobe is one of the world's largest
                          intercontinental telecommunications companies. In January 1996,
                          Mr. Richard was appointed Vice President, Law & Corporate Affairs for Teleglobe International Corp. Prior to this appointment, he served as Director of Special Projects for Teleglobe Inc. From
                          1989 until he joined Teleglobe in 1995, Mr. Richard was Senior
                          Counsel with BCE Inc., where he was involved in many of that company's telecommunications investment activities, as well as heading several other divestiture and reorganization projects.

DR. HOWARD P. SILVERMAN

AGE:                      58

DIRECTOR SINCE:           January 20, 1977

PRINCIPAL OCCUPATION:     Independent Consultant, Investment Banking

RECENT BUSINESS           From November 1996 to October 1997, Dr. Silverman served as an
EXPERIENCE:               investment banking consultant with Andrew, Alexander, Wise & Co.
                          From May 1995 to November 1996, Dr. Silverman served as Vice
                          President of Corporate Finance for Rickel & Associates. From 1991
                          until he joined Rickel, he served as an independent consultant to development stage and middle market companies. From 1985 to 1991, he was the founder and Chairman of the Board of Vision Sciences, a company that developed, manufactured and marketed in-office lens casting systems.

MICHAEL A. STEIN

AGE:                      49

DIRECTOR SINCE:           September 29, 1998

PRINCIPAL OCCUPATION:     Executive Vice President and Chief Financial Officer of Nordstrom,
                          Inc.

RECENT BUSINESS           In October 1998, Mr. Stein became the Executive Vice President and
EXPERIENCE:               Chief Financial Officer of Nordstrom, Inc., a fashion specialty retailer with 97 stores located in 22 states. At Nordstrom, Mr.
                          Stein is responsible for all of Nordstrom's financial operations and strategic planning. From 1993 through September 1998, Mr.
                          Stein was the Executive Vice President and Chief Financial Officer
                          of Marriott International, Inc. At Marriott, Mr. Stein was
                          responsible for Marriott's treasury, corporate and project finance, investor relations, controllership, tax, risk management and internal audit functions. Mr. Stein joined Marriott in 1989 as its Vice President, Finance and Chief Accounting Officer. Prior to
                          joining Marriott, Mr. Stein spent 18 years with Arthur Andersen
                          LLP where he was a partner.

                        EXECUTIVE OFFICERS (OTHER THAN MR. RICHARD)

GEORGE P. BLANCO

AGE:                      42

EXECUTIVE OFFICER SINCE:  January 19, 1999

PRINCIPAL OCCUPATION:     Executive Vice President, Chief Financial Officer and Secretary of
                          Incomnet and ICC

RECENT BUSINESS           From August 1987 through September 1994 Mr. Blanco was employed by
EXPERIENCE:               PriceWaterhouseCoopers LLP in both the Consulting and Financial
                          Advisory Services practices. He was admitted to the partnership of
                          PriceWaterhouseCoopers LLP in May 1994. He left that firm in
                          October of 1994 to co-found Baymark Strategies LLC, a financial and business consulting advisory company providing turnaround consulting, capital sourcing, bankruptcy advisory and debt restructuring services. In January 1998, Mr. Blanco returned to
                          PriceWaterhouseCoopers LLP as Managing Director of the Financial
                          Advisory Services Division where he specialized in business recovery services until he joined Incomnet in January of 1999.

TIMOTHY M. CIACCIO

AGE:                      41

EXECUTIVE OFFICER SINCE:  January 18, 1999

PRINCIPAL OCCUPATION:     Senior Vice President, Operations and Chief Information Officer
                          for ICC

RECENT BUSINESS           Since joining ICC on August 18, 1997, Mr. Ciaccio has been
EXPERIENCE:               responsible for all technology related issues and the day-to-day operations of information technology at ICC which includes application programming, systems operation, network operations and technical support functions. During the period May 1996 through
                          August 1997, Mr. Ciaccio was Vice President and Information
                          Technology and Chief Information Officer for NextWave Telecom,
                          Inc. and during the prior year was the Vice President, Chief
                          Information Officer, for Los Angeles Cellular Telephone Company
                          where he was responsible for long-range planning, strategic direction, developing, integrating, acquiring and supporting business applications. During the period 1991 through 1995, Mr.
                          Ciaccio was director of information services for Nutrilite
                          Products, Inc., a manufacturer of vitamins and food supplements, where he was responsible for the information technology department and corporate strategic planning.

STEPHEN A. GARCIA

AGE:                      40

EXECUTIVE OFFICER SINCE:  December 14, 1998

PRINCIPAL OCCUPATION:     Controller for Incomnet and ICC

RECENT BUSINESS           Mr. Garcia joined ICC in April 1997 as Assistant Controller. In
EXPERIENCE:               December of 1998, Mr. Garcia became the Controller for Incomnet and Corporate Controller for ICC. From March 1993 to March 1997,
                          Mr. Garcia served as Controller for Melles Girot, Inc., a
                          wholly-owned subsidiary of J. Bibby and Sons, PLC, based in
                          England. Melles Girot is a manufacturer and worldwide distributor of photonic (lasers, optics and optical mechanical) components.
                          Prior to joining Melles Girot, Mr. Garcia served for one year as assistant controller for a reference lab and diagnostic kit manufacturer and, prior to that, he was a senior accountant for
                          Deloitte & Touche. Mr. Garcia is a certified public accountant.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Incomnet's directors, executive officers and holders of more than 10% of Incomnet's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Incomnet. Based on a review of the filings submitted to Incomnet and written representations by Incomnet's directors and officers, Incomnet believes that during the fiscal year ended December 31, 1998, its officers, directors and holders of more than 10% of Incomnet's Common Stock complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

    The following table discloses compensation received by Incomnet's new and former Chief Executive Officer and the most highly paid current and former executive officers of Incomnet and its wholly owned subsidiary, ICC, for fiscal year ending December 31, 1998 as well as their compensation for each of the fiscal years ending December 31, 1997 and December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM COMPENSATION
                           ANNUAL COMPENSATION                                        AWARDS
        (A)              (B)         (C)           (D)           (E)            (F)            (G)             (H)
                                                                                            SECURITIES
                                                                                            UNDERLYING
                                                                             RESTRICTED      OPTIONS/       ALL OTHER
 NAME AND PRINCIPAL                                         OTHER ANNUAL   STOCK AWARD(S)      SARS       COMPENSATION
      POSITION          YEAR      SALARY($)     BONUS($)    COMPENSATION        ($)            (#)             ($)
                                                 CURRENT NAMED OFFICERS
DENIS RICHARD,             1998  $ 73,750      $353,000      $41,268(1)    $2,600,000(2)
  CEO and President
  of Incomnet and
  Chairman, CEO and
  President of ICC
DEBRA A.L. CHUCKAS,        1998  $181,973(6)   $ 20,000(7)
  Director, Customer
  Service of ICC
                           1997  $177,129(6)                                               100,000(15)
                           1996  $ 87,023
TIMOTHY M. CIACCIO,        1998  $160,445(8)   $ 20,000(7)                                               $   138(5)
  Senior Vice
  President,
  Operations and
  Information
  Officer of ICC
                           1997  $ 55,607(8)                                               50,000(15)

                                                 FORMER NAMED OFFICERS
MELVYN REZNICK,            1998  $278,838                                                                $100,000(9)
  Chairman and
  President of
  Incomnet
                           1997  $276,116      $175,000
                           1996  $175,000                                                  175,000(12)
EDWARD JACOBS,             1998  $253,977      $ 13,430
  Chairman of ICC
                           1997  $472,106      $13,334                                     528,847(13)
                           1996  $379,502      $15,970
JAMES QUANDT,              1998  $397,708(10)  $114,100                                                  $105,538(11)
  President and CEO
  of ICC
                           1997  $462,486(10)  $122,707                                    600,000(14)
MICHAEL KEEBAUGH,          1998  $181,618(3)   $ 65,000(4)                                               $  1,297(5)
  Executive VP and
  Chief Operating
  Officer of ICC
                           1997  $166,158(3)                                               100,000(15)   $   467(5)

------------------------------

 (1) Consists of $29,937 in relocation expenses and $11,331 for temporary housing.

 (2) On September 29, 1998, and in connection with this employment agreement, Mr. Richard was granted 13 shares of Incomnet Series C Preferred Stock convertible into 1.3 million shares of Incomnet Common Stock. The $2.6 million value assigned to the 13 shares of Preferred Stock granted to Mr. Richard specified in the table was determined in accordance with the rules of the SEC and is based on the closing sale price of Common Stock as reported on the Nasdaq SmallCap Market on the date of grant of the Series C Preferred Stock multiplied by the 1.3 million shares of Common Stock issuable upon conversion of Mr. Richard's 13 shares of Series C Preferred Stock. As of December 31, 1998 that value, in accordance with the SEC's rules, would have been $2,275,000. Those values do not take into account the significant restrictions applicable to such Preferred Stock, including a right of repurchase by Incomnet if Mr. Richard desires to sell his stock or Mr. Richard's employment is terminated without good reason or Mr. Richard's employment is terminated for "cause" as defined in his employment agreement. The right of repurchase will be calculated based on an as-converted-to-common basis reduced by $2.1775 for each as-converted common share. Accordingly, if the right to repurchase was triggered, Mr. Richard would be entitled to the difference between the then current market price and $2.1775 per share. Given (i) Incomnet's financial circumstances at the time of grant, (ii) no underlying shares of Common Stock were available to be issued upon conversion of his Preferred Stock, (iii) the repurchase right of Incomnet that, if exercised, would provide value to Mr. Richard only if the Common Stock increased in value over $2.1775 per share and (iv) the other restrictions on the Preferred Stock and Common Stock issuable upon conversion thereof, the restricted stock award had nominal value to Mr. Richard when granted.

 (3) Includes $1,297 in vested 401(k) matching contributions paid by ICC during 1998 and $156 in vested matching 401(k) contributions during 1997. Mr. Keebaugh terminated his employment with ICC effective April 2, 1999.

 (4) Mr. Keebaugh was paid a retention bonus of $20,000 and a signing bonus of $45,000.

 (5) Represents unvested portion of ICC's 401(k) matching contribution for the specified year.

 (6) Includes $1,765 in vested 401(k) matching contributions paid by ICC during 1998 and $623 in vested 401(k) matching contributions during 1997. Prior to April 7, 1999, Ms. Chuckas served as Senior Vice President, Marketing Support. Effective April 7, 1999, Ms. Chuckas' s title was changed to Director, Customer Service and her compensation was significantly reduced at that date.

 (7) Represents retention in bonus paid in August, 1998. In April 1998, ICC approved a retention bonus plan for 44 key employees. The plan was put in place in contemplation of the proposed sale of ICC as described in Item 1 of this Form 10-K.

 (8) Includes $139 in matching vested 401(k) contributions paid by ICC during 1998 and $156 in vested matching 401(k) contributions during 1997.

 (9) In accordance with Mr. Reznick's severance agreement with Incomnet, Mr. Reznick was entitled to a lump sum payment of $100,000 in December 1998, but he elected to defer that payment until January 1999.

 (10) Includes $946 in vested 401(k) matching contributions paid by ICC during 1998 and $556 in vested 401(k) matching contributions during 1997.

 (11) Represents severance payment pursuant to Mr. Quandt's severance agreement with ICC dated November 2, 1998.

 (12) Represents options to purchase 175,000 shares of Incomnet Common Stock at $4.37 per share. As described below under the caption
      "Employment/Severance Contracts," Mr. Reznick's options were terminated except for 50,000 options which may be exercised at $4.37 per share through September 1, 2003.

 (13) Represents options to purchase 528,847 shares of ICC Stock. These options expired and were not exercised.

 (14) Represents options to purchase 600,000 shares of ICC Stock. These options expired and were not exercised.

 (15) Represents options to purchase ICC Stock. These options were terminated on January 18, 1999. On that date, each of Messrs. Keebaugh and Ciaccio and Ms. Chuckas were granted options to purchase 100,000 shares of Incomnet Common Stock at $1.78125 per share. These new options vest over a 2-year period ending December 31, 2000.

                      SUMMARY OF STOCK OPTION COMPENSATION

    Incomnet's 1996 Stock Option Plan allows grants of stock options and other rights relating to Common Stock. No grant of stock options under the 1996 Stock Option Plan was made in 1998 and no stock options were exercised during 1998.

    The Incomnet and ICC stock options granted to Named Executive Officers that were outstanding as of December 31, 1998 are as follows:

                         FISCAL YEAR-END OPTION VALUES

                                        NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                             UNDERLYING                 IN-THE-MONEY
                                        UNEXERCISED OPTIONS               OPTIONS
                                            AT 12/31/98                 AT 12/31/98
                                       (#) EXCERCISABLE / (#)      ($) EXCERCISABLE / ($)
               NAME                        UNEXERCISABLE               UNEXERCISABLE
                (A)                             (B)                         (C)
                                      NAMED OFFICERS
MICHAEL KEEBAUGH                         50,000 / 50,000(1)                 0(2)
                                           (ICC Options)
DEBRA A.L. CHUCKAS                       50,000 / 50,000(1)                 0(2)
                                           (ICC Options)
TIMOTHY M. CIACCIO                         0 / 50,000(1)                    0(2)
                                           (ICC Options)
MELVYN REZNICK                               50,000 / 0                     0(3)
                                         (Incomnet Options)

------------------------

(1) These options to purchase ICC stock were terminated on January 18, 1999. On that date, each of Messrs. Keebaugh and Ciaccio and Ms. Chuckas were granted an option to purchase 100,000 shares of Incomnet Common Stock at an exercise price of $1.78125 per share of which 25% vest on June 30 and December 31, 1999 and June 30 and December 31, 2000. These Incomnet options terminate at the earlier of January 18th, 2002 or 90 days after termination of employment by Incomnet or ICC. Mr. Keebaugh terminated his employment effective April 2, 1999 and, therefore, his Incomnet options will terminate before they are vested. Effective April 7, 1999, Ms. Chuckas' Incomnet options were reduced to 50,000 and her vesting schedule changed so that 33% of these Incomnet options vest at December 31, 1999, 2000 and 2001.

(2) The exercise price of these options is $3.50 per share. ICC stock is not publicly traded and there is no market for ICC stock. ICC is Incomnet's only subsidiary. Incomnet's stock closed at $1.75 on December 31, 1998. Accordingly, Incomnet has concluded that none of these options were "in-the-money" as of December 31, 1998.

(3) Mr. Reznick's options have an exercise price of $4.37. On December 31, 1998, Incomnet's stock closed at $1.75 per share. Mr. Reznick resigned effective September 29, 1999.

    Incomnet has not repurchased any stock options previously granted to executive officers, directors or key consultants during 1998. Incomnet plans to discontinue the 1996 Stock Option Plan, provided that shareholders approve a new Equity Incentive Stock Plan that is expected to be included in the proxy statement for the 1999 annual meeting of shareholders. Incomnet further plans to substitute all outstanding employee options under the 1996 Stock Option Plan with the new options on substantially identical terms under the Equity Incentive Stock Plan. These Substituted Options will count against the share limit under the new Equity Incentive Stock Plan.

                             OTHER INCENTIVE PLANS

    Incomnet and ICC currently do not have any long-term incentive plans or compensation plans for its executive officers and directors. However, in April 1998, ICC announced the adoption of a one-time retention bonus program in anticipation of the proposed sale of ICC. The retention bonus plan provided for a bonus to key employees provided that such employees continued to be employed by ICC on the tenth day following the sale of ICC or 60 days following termination of a sale of ICC. The proposed sale of ICC was terminated in mid-1998 and retention bonuses in the aggregate amount of $253,031 were paid in August 1998 to 44 key employees of ICC. The average retention bonus paid to an employee was $5,751 and the highest individual retention bonus paid was $20,000.

                COMPENSATION OF DIRECTORS--STANDARD ARRANGEMENTS

COMPENSATION FOR NON-EMPLOYEE DIRECTORS.

    During 1998, each of the non-employee New Directors (other than Mr. Casey) was granted an option to purchase ten shares of Series D Preferred Stock of Incomnet (the "New Director Options"). Each share of Series D Preferred is convertible into 10,000 shares of Incomnet Common Stock. The exercise price for the Series D Preferred Stock was based on the market price for the underlying Common Stock at the time of grant. The options vest over a two-year period with four shares vesting immediately and three shares vesting on each of the first two anniversary dates of the grants. Three of the outside directors have an exercise price of $21,875 for each share of Series D (or $2.1875 per common share on an as-converted-to-common basis) and one director has an exercise price of $22,500 for each share of Series D (or $2.25 per common share on an as-converted-to-common basis). The New Director Options have a term of ten years.

    These options were granted in consideration of the New Directors' commitment to join the New Board and, in the case of Dr. Silverman, to continue to serve on the Board, at a time when Incomnet and ICC were facing financial and operating difficulties. These difficulties are discussed in more detail in Item 1 of this Form 10-K.

    During 1998, the New Directors received no retainer fees or meeting fees but were reimbursed for their out-of-pocket expenses relating to Board membership. Mr. Richard received no additional compensation for his services as a director other than reimbursement of expenses relating to Board membership.

    For fiscal year 1999, the non-employee New Directors (other than Mr. Casey) will each receive $1,000 for each board meeting held in person plus reimbursement of out-of-pocket expenses attendant to board membership. The non-employee New Directors will not be compensated for telephone meetings or committee meetings unless a committee meeting is in person and on a day that no in-person board meeting is held. No stock or options will be granted to non-employee directors during 1999 in recognition of the 1998 option grants in September 1998.

    It is anticipated that each non-employee director elected at the annual meeting of shareholders to be held in 2000 will be granted an option to purchase 10,000 shares of Incomnet Common Stock at the then market price.

    During 1999, Mr. Richard will not be entitled to any additional compensation for his services as a director other than reimbursement of expenses related to board membership.

CHAIRMAN COMPENSATION ARRANGEMENTS.

    On September 29, 1998, Mr. Casey and Incomnet entered into an agreement (the "Casey Services Agreement"), under which Mr. Casey agreed to perform certain duties as Chairman of the Board of the Directors of Incomnet. The Casey Services Agreement provides that Mr. Casey will be entitled to a quarterly service fee based on the fair market value of Incomnet's Common Stock at the end of each fiscal quarter during the term of the Agreement. Under the Casey Services Agreement, the fair market value of Incomnet's Common Stock is generally equal to the average closing price of the Common Stock for the last five trading days during the applicable fiscal quarter. If the fair market value of the

Common Stock is less than $4.00 per share at the end of each fiscal quarter for the term of the Agreement, Mr. Casey will be entitled to a service fee of $1.00 for that quarter. If the fair market value of the Common Stock is $4.00 or more at the end of each calendar quarter, Mr. Casey will be entitled to a service fee equal to the product of (i) $25,000, (ii) the number determined by dividing the fair market value of the Common Stock by four. Generally, this will result in a $25,000 quarterly service fee for Mr. Casey if the market price of the Common Stock is $4.00, and an additional $25,000 for each additional $4.00 increase in the market price of the Common Stock.

    The maximum fee Mr. Casey would be entitled to receive in any fiscal quarter is $250,000. During 1998 no payments were made to Mr. Casey under the Casey Services Agreement.

                 COMPENSATION OF DIRECTORS--OTHER ARRANGEMENTS

    During the period January 1, 1998 to September 29, 1998, the Former Directors, who were not employees of Incomnet, received no compensation for their services as directors other than reimbursement of their out-of-pocket expenses related to Board membership.

                         EMPLOYMENT/SEVERANCE CONTRACTS

RICHARD EMPLOYMENT AGREEMENT.

    On September 29, 1998, Incomnet and ICC entered into an employment agreement with Denis Richard, pursuant to which Mr. Richard agreed to serve as President and Chief Executive Officer of Incomnet and its subsidiary, ICC. Mr. Richard was asked to join Incomnet at a particularly difficult time for Incomnet due to the following factors:

    - ICC was in default on its primary credit facility with First Bank.

    - ICC had defaulted on obligations to its primary service provider, WorldCom. WorldCom was threatening to enforce its security interest in ICC's customer accounts.

    - As a condition to their continued forbearance, First Bank and WorldCom required that new management of ICC be selected.

    - ICC and Incomnet were having difficulties obtaining new sources of financing and the Former Board was evaluating bankruptcy alternatives.

    - Many Incomnet and ICC executives had been fired or were voluntarily terminated.

    - The California Public Utilities Commission, California Attorney General and Orange County District Attorney had imposed operating restrictions on ICC in connection with settlements following allegations of unauthorized switching of consumers' long distance service providers to ICC.

    - Incomnet and ICC were embroiled in numerous litigation matters, including a class action litigation against Incomnet and former directors and officers.

    - Competitors were trying to hire away ICC's key independent sales representatives.

    - There was a failed attempt to conduct an initial public offering of ICC and the proposed sale of ICC was terminated a few months prior to Mr. Richard joining Incomnet.

    All of the above factors and the fact that Mr. Richard was being asked to leave the stable environment of his former employer, Teleglobe Inc., for a company in extremely difficult financial position contributed to the Board's decision to approve an employment package that contained equity incentives for Mr. Richard that would have value only if Incomnet's and ICC's financial difficulties could be favorably resolved.

    The Richard Employment Agreement commenced on September 29, 1998 and terminates on December 31, 2001. The Richard Employment Agreement obligates Incomnet and ICC to nominate Mr. Richard as a director of Incomnet and ICC (and Chairman of the Board of ICC), if Mr. Richard so requests during the term of his agreement. Mr. Richard was appointed as a director of ICC (and as its Chairman) on October 1, 1998 and a director of Incomnet on October 2, 1998.

    Mr. Richard's annual base salary during 1998 was $325,000. In addition, Mr. Richard received a one-time signing bonus of $353,000. If Mr. Richard terminates his employment voluntarily on or before December 14, 1999 without "good reason," as defined in the Richard Employment Agreement, he must return a pro-rated portion of his signing bonus. He is also eligible to participate in the Executive Bonus Plan of Incomnet and may receive up to 100% of his then current base salary as a bonus, as determined by Incomnet's Compensation Committee, provided, however, that Mr. Richard is entitled to a minimum guaranteed bonus in fiscal 1999 and 2000 equal to 50% of his then current base salary. Mr. Richard is also entitled to certain fringe benefits under the Richard Employment Agreement, including a car allowance, a temporary housing allowance (for six months), and broker and closing costs on the sale and purchase of his residence and moving expenses.

    Under the Richard Employment Agreement, Incomnet issued to Mr. Richard 13 shares of Incomnet's Series C Preferred Stock. The Series C Preferred Stock will be convertible into an aggregate of 1.3 million shares of Incomnet's Common Stock at such time as Incomnet's Articles of Incorporation have been amended to increase the authorized number of shares of Incomnet's Common Stock to satisfy the conversion. The 13 shares of Series C Preferred Stock will be entitled to vote with the holders of Incomnet's Common Stock on all matters submitted to shareholders on as converted to common basis (I.E., the right to vote as if the Series C Preferred Stock were converted to 1.3 million shares of Common Stock). Mr. Richard has certain rights to require Incomnet to register the Common Stock under the Securities Act of 1933, as amended, following the first anniversary of the commencement of his employment with Incomnet.

    Under the Richard Employment Agreement, the shares of Series C Preferred Stock and the shares of Incomnet's Common Stock that would be issued upon conversion of the Series C Preferred Stock are subject to (i) a 30-day right of first refusal in favor of Incomnet (the "Company Repurchase Right") if Mr. Richard at any time desires to sell, transfer or assign any such securities; and
(ii) a right in favor of Incomnet to repurchase all, but not less than all, such securities if Mr. Richard terminates voluntarily without good reason or is terminated by Incomnet for "cause" (as defined in the Richard Employment Agreement) prior to the first anniversary of the Employment Agreement (the "Company Repurchase Option"). The Purchase Price for the securities purchased by Incomnet under Incomnet Repurchase Right or Incomnet Repurchase Option will be the then current per share market price of Incomnet's Common Stock reduced by $2.1775 (calculated on an as-converted common basis, if the securities being transferred are Series C Preferred Stock). The grant of the Series C Preferred Stock by Incomnet to Mr. Richard is deemed to be compensation from Incomnet to Mr. Richard and, due to the various restrictions and Incomnet's rights of repurchase, the current compensation value to Mr. Richard is minimal. No consideration will be paid by Mr. Richard either for the issuance of the Series C Preferred Stock or upon the conversion of the Series C Preferred Stock into shares of Common Stock.

    Under the Richard Employment Agreement, Incomnet is obligated to pay Mr. Richard severance if Mr. Richard terminates for good reason or is terminated by Incomnet without cause. His severance arrangement calls for continued payment of base salary for 18 months or, if longer, until December 31, 2001 and reimbursement of health insurance premiums for 18 months or, if earlier, until December 31, 2001.

    Incomnet is also obligated to indemnify Mr. Richard against certain liabilities relating to his service to Incomnet and ICC and provide coverage for Mr. Richard under commercially reasonable directors' and officers' liability insurance during the term of his employment and for three years thereafter.

    If Mr. Richard is terminated for cause or voluntarily terminates his employment without good reason, Mr. Richard is prohibited under the Richard Employment Agreement from competing (as described in the Agreement) against Incomnet or ICC and from soliciting employees of Incomnet and ICC, both for a period of 18 months following employment termination.

BLANCO EMPLOYMENT AGREEMENT.

    On January 19, 1999, Incomnet entered into an employment agreement with George Blanco pursuant to which Mr. Blanco agreed to serve as Executive Vice President and Chief Financial Officer of Incomnet.

    Mr. Blanco's annual base salary is $250,000 and is subject to annual review and increase as determined by the Board during the term of the employment agreement which ends on December 31, 2001. In addition, Mr. Blanco received a one-time signing bonus of $100,000. If Mr. Blanco terminates his employment with Incomnet during the one year following the payment of his signing bonus without "good reason" (as defined in his employment agreement), he must return a pro-rated portion of his signing bonus. He is also eligible to receive a bonus in each year of his employment agreement with a guaranteed minimum annual bonus for fiscal year 1999 of at least $75,000. Thereafter, his entire bonus will be determined at the discretion of the Board. Mr. Blanco is also entitled to certain fringe benefits under his employment agreement including a car allowance and certain relocation expenses.

    Incomnet granted Mr. Blanco an option to purchase 500,000 shares of Incomnet Common Stock at an exercise price of $1.71875 which was the market price on January 19, 1999. The option vests as follows: 125,000 options on June 30, 1999 and 20,834 options each month thereafter until November 30, 2000 with a final vesting of 20,822 on December 31, 2000. In accordance with this schedule, Mr. Blanco's stock options will be fully vested on December 31, 2000 and will expire on December 31, 2008. In the event of a "change of control" of Incomnet (as defined in Mr. Blanco's agreement), Mr. Blanco's options shall automatically become vested and exercisable in full. In the event that Mr. Blanco terminates "with good reason" or Incomnet terminates Mr. Blanco "without cause" (as defined in his agreement), his stock option will automatically become vested and exercisable in full.

    Under Mr. Blanco's employment agreement, Incomnet is obligated to pay Mr. Blanco severance if Mr. Blanco terminates his employment for good reason or is terminated without cause. If Mr. Blanco terminates his employment for good reason, his severance calls for continued payment for 18 months or until December 31, 2001. If Mr. Blanco's employment is terminated by Incomnet without cause, then he is entitled to severance payments of a lump sum of three months salary and continued payment under his salary until September 30, 2001.

REZNICK SEVERANCE AGREEMENT.

    On September 29, 1998, Incomnet reached a severance agreement with Melvyn Reznick, Incomnet's former President and Chief Executive Officer, to settle the terms of an employment agreement between Incomnet and Mr. Reznick that would have required Incomnet to pay an aggregate of $1.1 million over a period of four years to fulfill the terms of the contract. Under the terms of the Severance Agreement, Mr. Reznick agreed to voluntarily leave his position at Incomnet in consideration for severance payments of up to $500,000 over a 2-year period and retained approximately 337,000 Incomnet stock options. On November 2, 1998, Incomnet's new management renegotiated the Severance Agreement with Mr. Reznick under which he agreed to reduce his severance payments to $162,499. In addition, Mr. Reznick agreed to terminate all of his stock options, except for 50,000 stock options at an exercise price of $4.37 per share.

QUANDT SEVERANCE AGREEMENT.

    On July 1, 1998, ICC reached a severance agreement with Mr. Quandt, ICC's former President and Chief Executive Officer, to settle the terms of an employment agreement that would have required ICC to pay an aggregate of $960,000 over a period of two years to fulfill the terms of the contract. Under the terms of the Severance Agreement, Mr. Quandt agreed voluntarily to leave his position at ICC in consideration for severance payments of up to $240,000 over a one-year period. On November 2, 1998, Incomnet's new management renegotiated the Severance Agreement with Mr. Quandt, under which he agreed to reduce the severance payments to $144,061. ICC also agreed to pay Mr. Quandt a lump sum of $50,000 on or before July 1, 2000 if: (i) ICC enters into a merger in which ICC or its shareholders retain less than 50% interest in the new company, (ii) ICC sells substantially all of its assets, or (iii) there is a public offering of ICC's Common Stock.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    There are no "interlocks" as defined by the SEC, with respect to any director who currently serves as a member of the Compensation Committee. The following non-employee directors serve on the Compensation Committee: John Hill, Jr., Howard Silverman and Michael A. Stein. It should be pointed out that while not required by the SEC's rules to be disclosed in this section as an "Insider Participation," Mr. Hill has a 1% financial interest in Ironwood Telecom LLC who provided financing to Incomnet during 1998 as discussed below under "Transactions with Management."

    Prior to September 29,1998, the Former Compensation Committee consisted of Dr. Howard P. Silverman and Nancy Zivitz. There were no "interlocks" as defined by the SEC with respect to Former Directors who served on the Former Compensation Committee during 1998, except that Incomnet had loaned $277,995 to Former Compensation Committee member, Nancy Zivitz. That loan had an interest rate of 10% and was repaid in full on July 24, 1998.

                      REPORT OF THE COMPENSATION COMMITTEE

    The New Compensation Committee was appointed during the last quarter of 1998 following the Board Change on September 29, 1998.

    During the first half of 1998, Incomnet and its subsidiary, ICC, were focused on the proposal to sell ICC. When the Former Compensation Committee met concerning executive compensation, there was a decision to freeze salaries for executives and institute a retention bonus program to help ensure continued employment by key employees through the then proposed sale period or through the termination of the proposed sale of ICC. Retention bonuses were paid to a total of 44 employees in August 1998 following the termination of the sale of ICC.

    While objectives and goals may have been established for individual employees in early 1998 by individual managers, the members of the New Compensation Committee did not take part in the formulation of any Company-wide policies or procedures for setting compensation for 1998 other than considering year-end bonuses for employees.

    The New Compensation Committee met in January 1999 to establish a compensation philosophy and a set of procedures and objectives on a going-forward basis. The discussion that follows concerning compensation philosophy and cash and equity based compensation is the product of the New Compensation Committee's discussions regarding compensation of executives in 1999.

COMPENSATION PHILOSOPHY.

    The current compensation philosophy is based on the premise that the achievements of Incomnet and ICC result from the coordinated efforts of all individuals working toward common objectives.

Incomnet and ICC strive to achieve those objectives through teamwork that is focused on meeting the expectations of sales representatives, customers and shareholders.

    The goals of the compensation program are:

    - To enable Incomnet and ICC to attract, retain and reward talented, qualified and experienced management;

    - To tie executive compensation to Incomnet's and ICC's short term and long term performance;

    - To link executives' and management's goals with the interests of the shareholders; and

    - To reward individual achievement.

    Incomnet and ICC achieve these goals through paying competitively, paying for sustained performance and striving for fairness in administrating its pay.

CASH-BASED COMPENSATION.

    SALARY. Incomnet and ICC establish salary ranges for employees by reviewing compensation for management positions in telecommunications companies and publicly-held companies with revenues of $50 million to $200 million per year. Incomnet and ICC then create a salary range based on the results of the peer group analysis. The range is designed to place an executive officer above or below the midpoint in the range, according to that officer's overall individual performance. Overall individual performance is measured against the following factors:

    - Long-term strategic goals set by supervisors or managers;

    - Short-term business goals;

    - Profitability;

    - The development of employees;

    - The ability of Incomnet and ICC to pay;

    - The fostering of teamwork; and

    - Other Company values.

    In both setting goals and measuring an executive officer's performance against those goals, Incomnet and ICC take into account the performance of their competitors and general economic and market conditions. None of the factors included in Incomnet's and ICC's goals is assigned a specific weight. Instead, Incomnet and ICC recognize that these factors may change in order to adapt to specific business challenges and to changing economic and marketplace conditions.

    BONUSES. Incentive bonuses are dependent upon individual and Company performance. Incomnet and ICC will review management compensation near-year-end 1999 to determine if bonuses for management and key employees are appropriate. However, until Incomnet's and ICC's current financial position becomes cash flow positive, the Company will look primarily to stock options as a means to provide incentive compensation. In that regard, Incomnet is proposing for shareholder approval an equity incentive plan.

EQUITY-BASED COMPENSATION.

    STOCK INCENTIVE PROGRAM. Incomnet plans to adopt a stock incentive plan that will cover employees and Representatives of Incomnet and ICC. The purpose of this program is to provide long term incentives to employees of Incomnet and ICC to work to maximize shareholder value. Incomnet and ICC also recognize that a stock incentive program is a necessary element of a competitive compensation package for their employees. The proposed program utilizes vesting periods to encourage employees to continue in the employ of Incomnet or ICC and thereby acts as a retention device for employees. Incomnet believes that the program will encourage employees to maintain a long-term perspective. If the stock incentive plan is approved by shareholders, Incomnet plans to grant stock options annually to a broad-based group representing a substantial majority of the total employee population of Incomnet and ICC.

    In determining the size of an option award for an executive officer, the Compensation Committee's primary considerations will be the "grant value" of the award and the performance of the officer measured against the same performance criteria described above under "Cash-based Compensation" which is used to determine salary. To determine the grant value guidelines for option awards, Incomnet plans to survey the same group of companies it surveys for salary purposes. In addition to considering the grant value and the officer's performance, the Compensation Committee also plans to consider the number of outstanding unvested options that the officer holds and the size of previous option awards to that officer. The Compensation Committee does not expect to assign specific weights to these items.

CEO COMPENSATION.

    Denis Richard was appointed as the President and Chief Executive Officer ("CEO") of Incomnet on September 29, 1998 and of ICC on October 1, 1998. His employment agreement was approved by the Board on September 29, 1998. In setting the compensation for Mr. Richard, the Board sought to:

    - Provide compensation competitive with other companies;

    - Provide an equity incentive that would encourage Mr. Richard to accept the CEO position immediately;

    - Reimburse Mr. Richard for compensation and benefits that he left behind at his former employer; and

    - Motivate Mr. Richard to vigorously pursue the difficult task of making ICC profitable.

    The Board gave considerable weight to the fact that Mr. Richard was asked to join Incomnet and ICC at a time when Incomnet and ICC were in a financial crisis and facing extraordinary operating difficulties including: (i) the default by ICC on its primary credit facility and ICC's difficulties in obtaining new sources of financing; (ii) the default by ICC under its contract with its primary service provider, WorldCom Network Services, Inc., and WorldCom's threats to terminate service and enforce its rights concerning ICC's customer accounts; (iii) the hiring away of key independent sales representatives; and
(iv) recent terminations of most of Incomnet's and ICC's senior executives.

    In approving Mr. Richard's compensation, the Board considered the advice of a compensation consultant (the "Consultant") in confirming the reasonableness of the proposed compensation to Mr. Richard under his employment contract. The Consultant reviewed Mr. Richard's employment contract and compared it to compensation for CEO's of companies with revenues between $100 million and $200 million. The Consultant's findings were as follows:

    - Mr. Richard's salary of $325,000 per year was competitive with companies of that size;

    - Mr. Richard's benefits and perquisites were appropriate;

    - Mr. Richard's hiring bonus of $353,000 and relocation payments were fairly typical and did not seem excessive;

    - The severance and non-competition provisions were customary and reasonable;

    - The change-of-control provisions were within a reasonable range; and

    - The equity grant of 13 shares of restricted Preferred Stock convertible into 1.3 million shares of Common Stock seemed appropriate under the circumstances.

    After review of the Consultant's report and consideration of all relevant factors, the Compensation Committee concluded that Mr. Richard's compensation was fair and reasonable to Incomnet and ICC.

                                                          COMPENSATION COMMITTEE

                                                               John P. Hill, Jr.

                                                             Howard P. Silverman

                                                                Michael A. Stein

                               PERFORMANCE GRAPH

    Incomnet's Common Stock is quoted on the Nasdaq SmallCap Market under the trading symbol ICNT. The following chart shows a 5-year comparison of cumulative total returns for Incomnet's Common Stock, the Nasdaq U.S. Stock Index ("Nasdaq Composite") and Nasdaq Telecommunications Stock Index ("Nasdaq Telecom"). The table assumes that $100 was invested at the close of trading on the last trading day in 1993.

    NOTE: The stock price performance shown on the graph below is not necessarily indicative of future price performance.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

           INCOMNET, INC.   NASDAQ COMPOSITE    NASDAQ TELECOM
1993              $100.00             $100.00           $100.00
1994               231.75               97.76             83.45
1995                73.02              138.46            109.26
1996                47.62              170.01            111.72
1997                18.89              208.30            163.84
1998                27.78              293.52            270.01

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The tables below show how much Incomnet voting stock is owned by:

    - Each beneficial owner of 5% or more of Incomnet's voting stock;

    - Each director;

    - Each of the executive officers named in the Summary Compensation Table (the "Named Officers") at Item 11 of this Form 10-K; and

    - All directors and executive officers as a group.

    The number of shares of Incomnet voting stock beneficially owned by each entity, director and Named Officer is determined under rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire as of June 15, 1999 through the exercise of any stock option or other right.

    Unless otherwise indicated, each individual has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS OF 5% OR MORE OF INCOMNET'S VOTING STOCK
                    AND CURRENT DIRECTORS AND NAMED OFFICERS

                                                                                                        PERCENT OF
                                                                      INCOMNET      INCOMNET SERIES C     VOTING
NAME                                                                COMMON STOCK     PREFERRED STOCK       STOCK
-----------------------------------------------------------------  --------------  -------------------  -----------
5% HOLDERS:
Ironwood Telecom LLC.............................................      3,850,000(1)             --            15.4(2)

DIRECTORS:
John P. Casey....................................................      6,137,504(3)             --            28.9(4)
Denis Richard....................................................      1,300,000(5)             13(5)          6.1(5)
R. Scott Eisenberg...............................................         40,000(6)             --                (8)
John P. Hill, Jr.................................................         40,000(6)             --                (8)
Howard P. Silverman..............................................         75,000(7)             --                (8)
Michael A. Stein.................................................         40,000(6)             --                (8)

OFFICERS (OTHER THAN MR. RICHARD):
George P. Blanco.................................................             --               --               --
Debra A. L. Chuckas..............................................          1,000               --                 (8)
Timothy M. Ciaccio...............................................          5,000               --                 (8)
Stephen A. Garcia................................................         11,200               --                 (8)

                         SECURITY OWNERSHIP OF FORMER DIRECTORS AND FORMER NAMED OFFICERS


                                                                                                        PERCENT OF
                                                                      INCOMNET      INCOMNET SERIES C     VOTING
NAME                                                                COMMON STOCK     PREFERRED STOCK       STOCK
-----------------------------------------------------------------  --------------  -------------------  -----------
Melvyn Reznick...................................................        103,400(9)             --                (8)
Edward R. Jacobs.................................................             --               --               --
James R. Quandt..................................................             --               --               --
Michael J. Keebaugh(10)..........................................             --               --               --

All current and former directors and executive officers as a
  group (14 persons).............................................     11,603,105               13            45.49%(4)

------------------------------

 (1) Ironwood's address is 555 Zang Street, Suite 300, Lakewood, Colorado 80228. Ironwood owns warrants to purchase up to 4.85 million shares of Common Stock (the "Ironwood Warrants") of which 3.85 million have an exercise price of $1.00 per share and 1.0 million have an exercise price of $2.25 per share. Exercise of the Ironwood Warrants is conditioned upon shareholder approval of an amendment to Incomnet's Articles of Incorporation to increase the number of authorized shares of Incomnet's Common Stock (the "Authorizing Amendment"). One million of the 4.85 million warrants may not be exercised until December 15, 1999. In addition to the Ironwood Warrants, Ironwood owns 369.6 shares of non-voting preferred stock. Ironwood is obligated to hold the preferred stock until April 30, 2000, during which time Incomnet is required to repurchase the preferred stock if it is financially able to do so. If Incomnet does not repurchase Ironwood's Preferred Stock, Ironwood and Incomnet are obligated to offer the Common Stock underlying the Preferred Stock to all Incomnet shareholders on a pro-rata basis. Mr. John P. Hill, Jr., a director of Incomnet, individually owns approximately 1% of Ironwood.

 (2) Computed on the basis of 21.233 million shares of voting stock outstanding as of April 15, 1999, plus 3.85 million shares that would be issued upon exercise of the Warrants by Ironwood following shareholder approval of an increase in the number of authorized shares of Incomnet Common Stock. The percentage does not take into account Incomnet stock that could be issued in the future relating to outstanding options, warrants, restricted stock awards and shares that may be issued in settlement of litigation.

 (3) Includes 102,000 shares held in various trusts and accounts for the benefit of Mr. Casey's minor children. Does not include non-voting Series A and Series B Preferred Shares of Incomnet which Mr. Casey is obligated to sell back to Incomnet prior to November 5, 1999, as described above under Item 1 of this Form 10-K. If Incomnet is unable to redeem such Series A and B Preferred Stock, Incomnet has agreed to convert such Preferred Stock into 8,459,970 shares of Common Stock and Mr. Casey has agreed to offer such Common Stock to all shareholders on a pro rata basis at a price representing actual profit to Mr. Casey. Also does not include shares that may be issued to Mr. Casey in lieu of cash reimbursement of certain expenses relating to the Board Change Agreement as described in Item 13 of this Form 10-K below. Mr. Casey has pledged the proceeds of any sale of his Common Stock to Trans Pacific Stores Ltd. and has secured a loan from Ironwood Telecom LLC with his shares of Series A and B Preferred Stock.

 (4) Percentage of the 21.233 million currently outstanding shares of Voting Stock, plus 4,045,000 shares that could be issued in respect of options and warrants specified in the table for Ironwood Telecom and Messrs. Eisenberg, Hill Silverman and Stein. The percentage does not take into account additional shares that could be issued in the future as a result of outstanding warrants, options, restricted stock awards and shares that may be issued in settlement of litigation.

 (5) Mr. Richard owns 100% of the outstanding Incomnet Series C Preferred Stock. The 13 shares of Series C Preferred Stock are convertible into 1.3 million shares of Common Stock. Incomnet currently has no authorized but unissued Common Stock. If a proposal to increase the number of shares of Common Stock is approved by shareholders, Mr. Richard would be entitled to convert his 13 shares of Series C Preferred Stock into 1.3 million shares of Common Stock. The Series C Preferred Stock was granted to Mr. Richard in connection with his employment and is subject to certain restrictions, including Incomnet's rights to repurchase such stock. The percentage of Voting Stock reported as owned by Mr. Richard, assumes 19.933 million shares of Incomnet Common Stock currently outstanding and 1.3 million additional shares that would be issued to Mr. Richard upon conversion of his Preferred Stock, assuming the shareholders approve the proposal to increase the authorized number of shares of Common Stock and Mr. Richard elects to convert his Preferred Stock into Common Stock. Mr. Richard is entitled to vote his Preferred Stock on an as-converted-to-Common Stock-basis in all matters presented for a vote of holders of Common Stock. The percentage does not take into account additional shares of Incomnet Common Stock that could be issued in the future relating to outstanding options, warrants, restricted stock awards and shares that may be issued in settlement of litigation.

 (6) Represents an option to purchase 4 shares of Series D Preferred at $21,875 per share in the case of Messrs. Hill and Stein and $22,500 per share in the case of Mr. Eisenberg. Each share of Series D Preferred Stock is convertible into 10,000 shares of Common Stock. Exercise is subject to Incomnet increasing its authorized Common Stock. Does not include options granted to each of Messrs. Hill, Stein and Eisenberg to purchase an additional 6 shares of Series D Preferred at $21,875 per share in the case of Messrs. Hill and Stein and $22,500 per share in the case of Mr. Eisenberg that have not yet vested.

 (7) Includes an option to purchase 4 shares of Series D Preferred Stock at $21,875 per share and an option to purchase 35,000 shares of Common Stock at $4.25 per share. Each share of Series D Preferred Stock is convertible into 10,000 shares of Common Stock. Exercise is subject to Incomnet increasing its authorized Common Stock. Does not include options granted to purchase an additional 6 shares of Series D Preferred Stock at $21,875 per share that have not yet vested.

 (8) Less than 1%.

 (9) Includes an option to purchase 50,000 shares of Common Stock at $4.32 per share. This option expires September 1, 2003.

 (10) Mr. Keebaugh terminated his employment with ICC effective April 2, 1999 and is currently a consultant to ICC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    As described below, Incomnet has entered into or was a party to a number of transactions with its directors, officers and holders of 5% of Incomnet's voting stock.

THE BOARD CHANGE AGREEMENT.

    On September 29, 1998, Incomnet consummated the Board Change Agreement among the Former Directors, John P. Casey and Incomnet.

    As a result of the Board Change Agreement, five new directors were appointed. In addition to the change in the composition of the Board of Directors, the Board Change Agreement obligates Incomnet, subject to applicable law, to nominate Dr. Silverman for re-election to the Board at the next annual meeting of Incomnet's shareholders. Further, the Board Change Agreement obligates Incomnet to form and appoint members to an Audit Committee, Compensation Committee and a Disinterested Director Committee and to offer Dr. Silverman the opportunity to be a member on each of those committees.

    Under the Board Change Agreement, Mr. Casey was obligated to exercise his option to acquire 1,598.211 shares of Series A and Series B Preferred Stock (the "Casey Preferred"). Incomnet has the right to repurchase the Casey Preferred at a repurchase price equal to Mr. Casey's purchase price plus his carrying costs. That price is estimated to be $.42 per share (the "Repurchase Price") on an as-converted-to Common Stock-basis. Mr. Casey is obligated under the Board Change Agreement to hold the Preferred Stock until November 5, 1999. If Incomnet is not financially able to repurchase the Casey Preferred Stock before November 5, 1999, Mr. Casey is obligated to tender the Casey Preferred to Incomnet for conversion on November 5, 1999 and the Company is then obligated to offer the stock to all shareholders at the Repurchase Price plus the cost of the offering.

    Incomnet is obligated under the Board Change Agreement to reimburse Mr. Casey for certain costs and expenses associated with the events surrounding the Board Change.

LOAN TO FORMER DIRECTOR.

    In November 1996, Incomnet extended a loan to Former Director, Nancy Zivitz, and her spouse. In early 1997 the loan was extended. The principal amount of the loan was $277,955 with an annual interest rate of 10%. On July 24, 1998, Ms. Zivitz repaid the loan in full.

SEVERANCE AGREEMENTS WITH FORMER MANAGEMENT.

    In September 1998, Incomnet and its former President and Chairman, Melvyn H. Reznick entered into a severance agreement that was subsequently amended in November, 1998 as described in Item 11 of this Form 10-K.

    On July 1, 1998, Incomnet's subsidiary, ICC, reached a severance agreement with James Quandt, ICC's former President and Chief Executive Officer, that was subsequently amended in November, 1998 as described in Item 11 of this Form 10-K.

    On July 1, 1998, ICC entered into a severance agreement with Victor Streufert, ICC's former Senior Vice President and Chief Financial Officer, pursuant to which ICC was to pay Mr. Streufert up to $480,000 over a 2-year period. On November 2, 1998, Incomnet entered into an amended arrangement under which the severance payments were reduced to $75,185. Mr. Streufert will be entitled to an additional $37,500 if, on or before July 1, 2000, (i) ICC enters into a merger in which ICC or its shareholders retain less than a 50% interest in the new company, (ii) ICC sells substantially all of its assets, or (iii) there is a public offering of ICC's stock.

    Incomnet had entered into an employment agreement with Stephen Caswell, a former officer employee of Incomnet under which Mr. Caswell was entitled to severance in the amount of $260,000. In October, 1998 Incomnet and Mr. Caswell agreed to amend his employment arrangement under which Mr. Caswell will continue to be employed through April 30, 1999, after which his employment may be extended at Incomnet's option for an additional six months or Mr. Caswell will receive a severance payment of $30,000. Mr. Caswell also agreed to terminate all of his outstanding Incomnet stock options. Mr. Caswell's employment was terminated in March 1999.

AGREEMENTS WITH MR. CASEY.

    On September 29, 1998, Mr. Casey entered into a services agreement with Incomnet as described in Item 11 of this Form 10-K. No amounts were paid to Mr. Casey under his Service Agreement in 1998.

    In accordance with the Board Change Agreement completed on September 28, 1998, the New Board agreed to reimburse Mr. Casey for certain of his out-of-pocket costs and expenses relating to his efforts to replace the board and key management of Incomnet. In light of Incomnet's current financial position, Mr. Casey has agreed to accept payment for his out-of-pocket costs in shares of Incomnet Common Stock. The New Board agreed to the reimbursement in stock of Mr. Casey's expenses, provided that shareholders also approve the reimbursement. The categories of Mr. Casey's proposed reimbursements are his out-of-pocket expenses relating to: (i) filings made with the Securities and Exchange Commission and other regulatory agencies in connection with the Board Change Agreement; (ii) the negotiations with WorldCom, First Bank, institutional investors and potential providers of debt and equity to Incomnet; (iii) settlement of the class action; (iv) obtaining directors' and officers' insurance coverage; (v) negotiations and documentation of the Board Change Agreement and related documents and preparation of the Information Statement to shareholders concerning the Board Change; (vi) due diligence prior to entering into the Board Change Agreement; and (vii) negotiating and documenting the transactions, whereby Mr. Casey acquired 1598.211 shares of Series A and Series B Preferred Stock that Mr. Casey agreed to sell back to Incomnet prior to November 5, 1999 at a price representing no actual profit to Mr. Casey. Incomnet has reimbursed a total of $228,310 to Mr. Casey and Mr. Casey is owed an additional $910,192.

    Mr. Casey borrowed $2,124,790 to purchase the Casey Preferred under a loan from Ironwood. Mr. Casey is obligated to pay that loan on the earlier of the repurchase of the Casey Preferred Stock by Incomnet or any rights offering of the common stock underlying the Casey Preferred Stock. ICC has guaranteed Mr. Casey's obligations to repay the loan to Ironwood used to purchase the Casey Preferred Stock.

    In January 1999, Mr. Casey agreed to guarantee Incomnet's obligation to issue up to 900,000 shares pursuant to options granted to five officers of Incomnet and ICC. Incomnet currently has insufficient authorized common stock to issue any shares of Common Stock if such officers should elect to exercise their options. Incomnet plans to request shareholder approval of a proposal to increase the authorized number of shares of Common Stock. If any such officer who was granted options elects to exercise his or her options prior to Incomnet obtaining an increase in the authorized number of common stock, Mr. Casey has agreed to transfer some his shares to Incomnet to permit Incomnet to complete such exercise. In such event, Incomnet will reimburse Mr. Casey in an equal number of shares of Common Stock. Once Incomnet has sufficient authorized common stock, the guarantee by Mr. Casey will terminate.

IRONWOOD FINANCINGS.

    On December 15, 1998, Incomnet completed a secured credit financing with Ironwood Telecom LLC. Ironwood provided a total of $16.6 million under this facility and an additional $1.09 million in connection with the purchase of outstanding Incomnet Preferred Stock which it is obligated to hold for repurchase by Incomnet or a rights offering to shareholders. John Hill, Jr., a director of Incomnet and ICC, indirectly owns approximately 1% of Ironwood. The amount borrowed from Ironwood by Incomnet bears interest at the rate of 12% per year, payable quarterly, with principal and accrued interest due on December 31, 2000. In connection with the credit facility, Incomnet issued warrants to purchase 2 million shares of Common Stock at an exercise price of $1.00 per share, and 1 million shares of Common Stock at an exercise price of $2.25 per share, subject to adjustment based on Incomnet's operating results. The Ironwood credit facility was secured by all of the assets of Incomnet and ICC and was guaranteed by ICC. However, effective April 9, 1999, Ironwood agreed to subordinate its priority interest in ICC's assets in exchange for 1.25 million warrants to purchase Incomnet Common Stock with an exercise price of $1.00 per share. These warrants have a term of five years. Prior to December 15, 1998 Ironwood provided $6 million (i) in bridge financing; and (ii) on behalf of Incomnet in connection with the exercise by Mr. Casey of an option to purchase outstanding Incomnet Preferred Stock. Ironwood received 600,000 warrants with an exercise price of $1.00 in connection with the bridge financing. The principal amount under the bridge facility was refinanced under the Ironwood secured credit facility described above.

DISGORGEMENT OF SHORT SWING PROFITS TO THE COMPANY BY A FORMER DIRECTOR.

    On January 8, 1998, David Wilstein, a director of Incomnet, disclosed in a Form 4 that he had purchased 65,000 shares of Incomnet's Common Stock on January 5, 6, and 7, 1998 and sold 65,000 shares of Incomnet's Common Stock on December 1, 1997 at a higher price. On January 12, 1998, Incomnet informed Mr. Wilstein that he had generated a short swing profit pursuant to Section 16(b) of the Securities Exchange Act of 1934. On January 26, 1998, Mr. Wilstein paid to Incomnet short swing profits plus interest of $95,456.

ICC LOAN TO FORMER OFFICER.

    On March 31, 1997, ICC made a loan to Jerry Ballah in the original principal amount of $550,219. The loan accrued interest at the annual rate of 5.83%. The entire principal amount and accrued interest under the loan were due on March 31, 1999. Mr. Ballah failed to make payments of principal and interest on the loan when due. ICC has demanded that Mr. Ballah pay $614,375 constituting the principal amount and all accrued interest owing to ICC. Mr. Ballah has not complied with ICC's demand for repayment of this loan.

CONVERTIBLE DEBT UNITS.

    In April 1997, ICC entered into certain arrangements with Jerry Ballah and Edward R. Jacobs which would permit those persons to acquire common stock of ICC through the issuance of ICC's convertible debt units. Under the arrangements with Mr. Ballah, ICC issued Mr. Ballah 1,257,116 convertible debt units in the aggregate principal amount of $3,771,348 (or $3 per debt unit). Interest at the annual rate of 6.49% on the $3,771,348 principal amount is payable by ICC to Mr. Ballah annually on April 11 of each year in which the debt units are outstanding. The principal amount owing by ICC to Mr. Ballah under the debt units is due on April 11, 2002.

    The purchase price for each debt unit issued to Mr. Ballah was $3 per unit or $3,771,348 in the aggregate. Mr. Ballah paid the purchase price to acquire the debt units by delivery of a promissory note payable by him in the principal amount of $3,771,348. This promissory note accrues interest at the annual rate of 6.74% payable annually on April 11 of each year in which the note is outstanding. The principal amount owing by Mr. Ballah to ICC under his promissory note is due on April 11, 2002.

    The terms of Mr. Ballah's promissory note described above mirror the requirements of ICC under the convertible debt units with the exception that Mr. Ballah owes interest to ICC annually under his promissory note at an annual rate of 0.25% greater than the interest rate owing by ICC to Mr. Ballah under the convertible debt units. This difference in interest rates requires Mr. Ballah to make an annual payment to ICC on April 11, 1998, 1999, 2000, 2001 and 2002 of $9,428.37 in each such year. Given that the principal and interest amount owing by ICC under the convertible debt units is completely offset by the principal amount and interest owing by Mr. Ballah to ICC under his promissory note, during the period in which ICC's convertible debt units are outstanding, ICC will not be obligated to pay Mr. Ballah any amount under the convertible debt units.

    ICC's debt units are convertible into common stock of ICC at the conversion ratio of $3 per outstanding principal amount of the debt unit. Thus, the outstanding aggregate principal amount of the debt units issued to Mr. Ballah of $3,771,348 is convertible into 1,257,116 shares of ICC's common stock ($3,771,348 aggregate principal amount divided by $3 conversion ratio per share of ICC common stock equals 1,257,116 shares of ICC common stock). In addition, in order to convert the debt units into ICC's common stock, Mr. Ballah must pay a conversion price of $0.01 per share or $12,571 in the aggregate (1,257,116 shares multiplied by $.01 conversion price per share equals $12,571 aggregate conversion price).

    Mr. Ballah has not made the required payment under his promissory note of $9,428.37 to ICC on April 11, 1998 and 1999. Thus, he is in default under his promissory note obligations owing to ICC. His promissory note is secured by the convertible debt units issued by ICC.

    Mr. Jacobs has been issued convertible debt units to ICC in exchange for the delivery of Mr. Jacobs' promissory note in the principal amount of $4,221,345 on substantially the same terms as described above for Mr. Ballah. Mr. Jacobs has made the required payments of interest under his promissory note of $10,553 in each of April 1998 and 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORMS 8-K

(A)  (1)  FINANCIAL STATEMENTS.

Reports of Independent Auditors

Consolidated Balance Sheet at December 31, 1998 and 1997

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and
  1996

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

    (2)  FINANCIAL STATEMENT SCHEDULE. The following Financial Statement Schedule is submitted herewith:

Schedule II--Valuation and Qualifying Accounts at December 31, 1998, 1997 and 1996

    All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3) LIST OF EXHIBITS

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
       2.1     Asset Purchase Agreement between NTC Acquisition, Inc. and National Telephone & Communications, Inc.,
                 dated March 31, 1998. Incorporated by reference from Exhibit 99.1 attached to Incomnet's Form 8-K, filed with the Securities and Exchange Commission on April 8, 1998.

       2.2     Agreement to Purchase AutoNetwork Assets between Incomnet, Inc. and AutoSkill, Inc., dated March 20,
                 1998. Incorporated by reference from Exhibit 10.24 attached to Incomnet's Annual Report on Form
                 10-K, for the fiscal year ending December 31, 1997, filed with the Securities and Exchange
                 Commission on April 15, 1998.

       3.1     Articles or Incorporation and amendments thereto.

       3.2     Certificate of Determination for Series A 2% Convertible Preferred Stock. Incorporated by reference from Exhibit 3.3 attached to Incomnet's Pre-effective Amendment No. 1 to the Form S-3 filed with the Securities and Exchange Commission on October 21, 1996.

       3.3     Certificate of Determination for Series B 6% Convertible Preferred Stock. Incorporated by reference from Exhibit 3.7 attached to Incomnet's Registration Statement on Form S-3 filed with the
                 Securities and Exchange Commission on November 22, 1997.

       3.4     Certificate of Determination for Series C.

       3.5     Certificate of Determination for Series D.

       3.6     Revised Bylaws of Incomnet, Inc., dated January 18, 1999.

      10.1     Form of Warrant to Purchase 510,000 Shares of RCI Common Stock dated February 7, 1995. Incorporated by reference from Exhibit 4.5 attached to Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 13, 1996.

      10.2     Form of Warrant to Purchase RCI Common Stock, dated April 1996 in connection with bridge loans made to RCI from April 1996 through January 1997. Incorporated by reference from Exhibit 4.6 attached to
                 Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on
                 May 13, 1996.

      10.3     Form of Warrant to Purchase Shares of Incomnet, Inc., in connection with a December 1996 settlement with Robert Cohen, Jeff Rubin, and related parties, expiring December 9, 1999. Incorporated by reference from Exhibit 4.7 attached to Incomnet's Pre-Effective Amendment No. 1 to Form S-3, filed with the Securities and Exchange Commission on March 24, 1997.

      10.4     Form of Warrant to Purchase Shares of Incomnet, Inc., in connection with the settlement of STEVENS V.
                 SCHWARTZ AND INCOMNET, INC., expiring December 17, 2001. Incorporated by reference from Exhibit 4.8 attached to Incomnet's Pre-Effective Amendment No. 1 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on March 24, 1997.

      10.5     Employment Agreement between NTC and James R. Quandt, dated January 6, 1997. Incorporated by reference from Exhibit 10.32 attached to Incomnet's Pre-Effective Amendment No. 1 to Form S-3,
                 filed with the Securities and Exchange Commission on March 24, 1997.

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.6     Letter of Acknowledgment for Amended and Restated Management Incentive Agreement Between NTC and
                 Incomnet, Inc., dated January 28, 1997. Incorporated by reference from Exhibit 10.31 attached to
                 Incomnet's Pre-Effective Amendment No. 1 to Form S-3, filed with the Securities and Exchange
                 Commission on March 24, 1997.

      10.7     Settlement Agreements entered into on February 14, 1996, between Incomnet and various note holders, including Arthur Caplan, Jules Nordlicht, Rita Folger, Richard S. Jaffe, Kenneth Lebow, Lenore
                 Katz, and Moshe Miller. Incorporated by reference from Exhibit 10.20 attached to Incomnet's
                 Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 13,
                 1996.

      10.8     Carrier Switched Services Agreement with Wiltel, Inc., dated September 15, 1995. Incorporated by reference from Exhibit 10.14 attached to Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 13, 1996 and declared effective on October 31, 1996.
                 (Portions of this Agreement have been redacted. Incomnet has requested that the Securities and
                 Exchange Commission grant confidential treatment to the redacted portions of the Agreement.)

      10.9     Settlement Agreement Between Joel W. Greenberg and Incomnet, Inc. dated May 9, 1996. Incorporated by reference from Exhibit 99.A attached to Incomnet's Report on Form 8-K, dated June 18, 1996, relating to the settlement agreement with Joel W. Greenberg and his resignation as a director of
                 Incomnet.

      10.10    Form of Registration Rights Agreement Between Incomnet, Inc. and Purchasers of Series A Convertible
                 Preferred Stock dated September 27, 1996. Incorporated by reference from Incomnet's Pre-effective
                 Amendment No. 1 to Form S-3, filed with the Securities and Exchange Commission on October 21, 1996.

      10.11    Management Incentive Agreement with ICC (formerly NTC), dated October 14, 1996. Incorporated by reference from Exhibit 10.27 attached to Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 22, 1996.

      10.12    Settlement Agreements by and among Incomnet, Inc., Edward Jacobs and Jerry Ballah dated November 13,
                 1996. Incorporated by reference from Exhibit 10.28 attached to Incomnet's Registration Statement on
                 Form S-3 filed with the Securities and Exchange Commission on November 22, 1996.

      10.13    Rapid Cast, Inc. Shareholder's Agreement, dated January 15, 1997. Incorporated by reference from
                 Exhibit 10.29 attached to Incomnet's Pre-Effective Amendment No. 1 to Form S-3, filed with the
                 Securities and Exchange Commission on March 24, 1997.

      10.14    Registration Rights Agreement for Rapid Cast, Inc., dated January 15, 1997. Incorporated by reference from Exhibit 10.20 to Incomnet's Pre-Effective Amendment No. 1 to Form S-3, filed with the
                 Securities and Exchange Commission on March 24, 1997.

      10.15    Settlement and Mutual Release Agreement between Incomnet, Inc. and various parties including Robert
                 Cohen, Alan Cohen, Jeff Rubin, Jeff Cohen, Broadway Partners, Lenore Katz, and Allyson Cohen, dated
                 December 9, 1996. Incorporated by reference from Exhibit 10.33 attached to Incomnet's Pre-Effective
                 Amendment No. 1 to Form S-3, filed with the Securities and Exchange Commission on March 24, 1997.

      10.16    Revised Standard Lease by ICC (formerly NTC) for space in Honolulu, Hawaii dated November 20, 1996.
                 Incorporated by reference from Exhibit 10.15 attached to Incomnet's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April
                 15, 1997.

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.17    Promissory Note and Business Loan Agreement dated March 27, 1997 between National Telephone and
                 Communications, Inc. and First Bank and Trust, Irvine Regional Office. Incorporated by reference from Exhibit 10.16 attached to Incomnet's Annual Report on Form 10-K for the fiscal year ending
                 December 31, 1996, filed with the Securities and Exchange Commission on April 15, 1997.

      10.18    Amended and Restated Management Incentive Agreement Between ICC (formerly NTC) and Incomnet, Inc., dated January 28, 1997. Incorporated by reference from Incomnet's Pre-effective Amendment to Form
                 S-3, filed with the Securities and Exchange Commission on March 24, 1997.

      10.19    Amendment to Employment Agreement between Incomnet, Inc. and Melvyn H. Reznick, dated June 5, 1997.
                 Incorporated by reference from Exhibit 10.36 attached to Incomnet's Pre-effective Amendment No. 2 to Form S-3, filed with the Securities and Exchange Commission on July 9, 1997.

      10.20    Employment Agreement between Incomnet, Inc. and Stephen A. Caswell, dated June 5, 1997. Incorporated by reference from Exhibit 10.37 attached to Incomnet's Pre-effective Amendment No. 2 to Form S-3, filed with the Securities and Exchange Commission on July 9, 1997.

      10.21    Employment Agreement between National Telephone & Communications, Inc. and Edward R. Jacobs, dated
                 July 25, 1997. Incorporated by reference from Exhibit 10.3 attached to Incomnet's Quarterly Report on Form 10-Q, for the quarterly period ending September 30, 1997, filed with the Securities and
                 Exchange Commission on November 13, 1997.

      10.22    Office Lease between ICC (formerly NTC) and The Carter Family Investment Partnership, LP, commencing
                 April 18, 1997. Incorporated by reference from Incomnet's report on Form 10-Q filed with the
                 Securities and Exchange Commission on May 15, 1997.

      10.23    Commitment Letter provided by Ironwood Telecom LLC to Incomnet, Inc. to provide Incomnet with a secured credit facility, dated October 30, 1998. Incorporated by reference from Exhibit 10.1 attached to Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities and Exchange Commission on November 17, 1998.

      10.24    Bridge Loan and Security Agreement between Incomnet, Inc. and Ironwood Telecom LLC, dated November 4,
                 1998. Incorporated by reference from the Exhibit 10.2 attached to Company's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities and Exchange Commission on
                 November 16, 1998.

      10.25    Bridge Loan Note executed by Incomnet, Inc. in favor of Ironwood Telecom LLC, dated November 4, 1998.
                 Incorporated by reference from Exhibit 10.3 attached to Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities and Exchange Commission on
                 November 16, 1998.

      10.26    Guaranty executed by National Telephone & Communications, Inc. in favor of Ironwood Telecom LLC, dated November 4, 1998, relating to Incomnet Inc.'s Bridge Loan Note. Incorporated by reference from Exhibit 10.5 attached to Incomnet's Report on Form 10-Q for the quarterly period ending
                 September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.27    Guaranty executed by National Telephone & Communications, Inc. in favor of Ironwood Telecom LLC, dated November 4, 1998, relating to Mr. Casey's Secured Promissory Note. Incorporated by reference from Exhibit 10.7 attached to Incomnet's Report on Form 10-Q for the quarterly period ending
                 September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

      10.28    Severance Agreement between Incomnet, Inc. and Melvyn Reznick, dated September 29, 1998, and amendment thereto dated November 1, 1998. Incorporated by reference from Exhibit 10.7 attached to
                 Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the
                 Securities and Exchange Commission on November 16, 1998.

      10.29    Separation Agreement between Incomnet, Inc. and James R. Quandt, dated July 1, 1998, and amendment thereto dated October 30, 1998. Incorporated by reference from Exhibit 10.8 attached to Incomnet's
                 Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

      10.30    Separation Agreement between Incomnet, Inc. and Victor C. Streufert, dated July 1, 1998, and amendment thereto dated October 30, 1998. Incorporated by reference from Exhibit 10.9 attached to
                 Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the
                 Securities and Exchange Commission on November 16, 1998.

      10.31    Amendment to Employment Agreement between Incomnet, Inc. and Stephen A. Caswell, dated October 29,
                 1998. Incorporated by reference from Exhibit 10.10 attached to Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities and Exchange Commission on
                 November 16, 1998.

      10.32    Settlement and Release Agreement between Incomnet, Inc. and the Cohen Parties, including Dr. Robert
                 Cohen, Stefanie Rubin, Allyson Cohen, Jeffrey Cohen, Jeffrey Rubin, Dr. Alan Cohen, Lenore Katz,
                 Broadway Partners and Meryl Cohen, custodian for Gabrielle Cohen, Erica Cohen, Jaclyn Cohen and
                 Nicole Cohen, dated November 5, 1998. Incorporated by reference from Exhibit 10.11 attached to
                 Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the
                 Securities and Exchange Commission on November 16, 1998.

      10.33    Settlement and Release Agreement Among Incomnet, Inc., Ironwood Telecom LLC, Ellen Cohen and Martin
                 Fabrikant, dated November 5, 1998. Incorporated by reference from Exhibit 10.12 attached to
                 Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the
                 Securities and Exchange Commission on November 16, 1998.

      10.34    Stock Purchase and Release Agreement Among Gary Kaplowitz, Alan Rothstein, S&R Holdings, Ironwood
                 Telecom LLC, Incomnet, Inc. and John P. Casey, dated November 4, 1998. Incorporated by reference from Exhibit 10.13 attached to Incomnet's Report on Form 10-Q for the quarterly period ending
                 September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

      10.35    Employment Agreement by and among Incomnet, Inc., National Telephone & Communications, Inc., and
                 Denis Richard, dated September 29, 1998. Incorporated by reference from Exhibit 10.2 attached to
                 Incomnet's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 14,
                 1998.

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.36    Acknowledgment Letter of Services Agreement Between Incomnet, Inc. and John P. Casey, dated September
                 29, 1998. Incorporated by reference from Exhibit 10.2 attached to Incomnet's Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 1998.

      10.37    Board Change Agreement among Incomnet, Inc., the Current Directors of Incomnet, Inc. and John P.
                 Casey, dated 28, 1998. Incorporated by reference from Exhibit 10.1 attached to Incomnet's Report on
                 Form 8-K, filed with the Securities and Exchange Commission on August 31, 1998.

      10.38    Standard Sublease Between National Telephone & Communications, Inc., and Vision Capital Services
                 Corporation and Performance Capital Management, Inc., dated July 28, 1998. Incorporated by reference from Exhibit 10.17 attached to Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

      10.39    Warrant Agreement dated as of November 4, 1998 between Incomnet, Inc., and Ironwood Telecom LLC relating to the issuance of 500,000 Incomnet, Inc. Warrants. Incorporated by reference from Exhibit
                 10.4 attached to Incomnet's report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities & Exchange Commission on November 16, 1998.

      10.40    Warrant Agreement dated as of November 16, 1998 between Incomnet, Inc., and Ironwood Telecom LLC relating to the issuance of 100,000 Incomnet, Inc. Warrants.

      10.41    Registration Rights Agreement dated as of November 4, 1998 between Incomnet, Inc. and Ironwood
                 Telecom LLC.

      10.42    Loan and Security Agreement dated as of December 15, 1998 among Incomnet, Inc., Incomnet
                 Communications Corporation and Ironwood Telecom LLC.

      10.43    Term Note dated December 15, 1998 issued by Incomnet, Inc. in the original principal amount of
                 $8,374,610.64 payable to Ironwood Telecom LLC.

      10.44    WorldCom Promissory Note dated December 15, 1998, issued by Incomnet, Inc. in the original principal amount of $3,456,151.56 payable to Ironwood Telecom LLC.

      10.45    Amended and Restated First Bank Promissory Note dated December 15, 1998 issued by Incomnet, Inc. in the original principal amount of $4,954,707.80 payable to Ironwood Telecom LLC.

      10.46    Guaranty dated as of December 15, 1998, by Incomnet Communications Corporation in favor of Ironwood
                 Telecom LLC.

      10.47    Warrant to Purchase 2,000,000 Shares of Common Stock of Incomnet, Inc. dated December 15, 1998 issued by Incomnet, Inc. to Ironwood Telecom LLC.

      10.48    Warrant to Purchase 1,000,000 Shares of Common Stock of Incomnet, Inc. dated December 15, 1998 issued by Incomnet, Inc. to Ironwood Telecom LLC.

      10.49    Employment Agreement between Incomnet, Inc. and George P. Blanco dated January 19, 1999.

      10.50    Incomnet, Inc. Equity Incentive Stock Plan, approved by the Board of Directors of Incomnet, Inc. on
                 January 18, 1999.

      10.51    Incomnet, Inc. Employee Stock Purchase Plan, approved by the Board of Directors of Incomnet, Inc. on
                 January 18, 1999.

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.52    Settlement Agreement and Mutual General Release among Incomnet, Inc., GenSource Corporation, Jerry C.
                 Buckley, Ralph M. Flygare, Robert Reisbaum and E.V. Schmidt dated as of March 9, 1999.

      10.53    Telecommunications Services Agreement and Rate Schedule between WorldCom Network Services, Inc. and
                 Incomnet Communications Corporation dated as of November 1, 1998. (Portions of this Agreement have been redacted. Incomnet has requested that the Securities and Exchange Commission grant confidential treatment to the redacted portions of the Agreement.)

      10.54    Program Enrollment Terms Agreement between WorldCom Network Services, Inc. and Incomnet
                 Communications Corporation dated as of November 1, 1999. (Portions of this Agreement have been redacted. Incomnet has requested that the Securities and Exchange Commission grant confidential treatment to the redacted portions of the Agreement.)

      10.55    Service Schedule Agreement between WorldCom Network Services, Inc. and Incomnet Communications
                 Corporation dated as of November 1, 1998. (Portions of this Agreement have been redacted. Incomnet has requested that the Securities and Exchange Commission grant confidential treatment to the redacted portions of the Agreement.)

      10.56    Amendment No. 1 to Telecommunications Services Agreement and Program Enrollment Terms between ICC and
                 WorldCom effective March 12, 1999. (Portions of this Agreement have been redacted. Incomnet has requested that the Securities and Exchange Commission grant confidential treatment to the redacted portions of the Agreement.)

      10.57    Loan and Security Agreement between ICC and Foothill Capital Corporation dated as of April 9, 1999.

      10.58    Intellectual Property Security Agreement between ICC and Foothill Capital Corporation dated as of
                 April 9, 1999.

      10.59    Security Agreement between Incomnet, Inc. and Foothill Capital Corporation dated as of April 9, 1999.

      10.60    Intercreditor and Subordination Agreement between Foothill Capital Corporation and Ironwood Telecom
                 LLC dated as of April 9, 1999.

      10.61    Warrant issued to Ironwood Telecom LLC to purchase 1,250,000 shares of Incomnet Common Stock dated
                 April 9, 1999.

      10.62    Key Independent Representative Stock Option Plan for ICC adopted as of February 28, 1997.
                 Incorporated by reference from Exhibit 10.34 to Incomnet's Amendment No. 2 to Form S-3 filed with the Securities and Exchange Commission July 9, 1997.

      10.63    1996 Senior Executive and Consultant Convertible Debt Plan for ICC adopted as of February 28, 1997.
                 Incorporated by reference from Exhibit 10.34 to Incomnet's Amendment No. 2 to Form S-3, filed with the Securities and Exchange Commission July 9, 1997.

      10.64    ICC Directors Stock Option Plan adopted as of February 28, 1997. Incorporated by reference from
                 Exhibit 10.34 to Incomnet's Amendment No. 2 to Form S-3 filed with the Securities and Exchange
                 Commission on July 9, 1997.

      10.65    ICC 1996 Stock Option Plan adopted February 28, 1997. Incorporated by reference from Exhibit 10.34 to
                 Incomnet's Amendment No. 2 to Form S-3 filed with the Securities and Exchange Commission on July 9,
                 1997.

      10.66    Promissory Note executed by Jerry Ballah in favor of ICC dated as of April 11, 1997 in the amount of
                 $3,771,348.

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.67    Convertible Debt Unit dated as of April 11, 1997 issued to Jerry Ballah.

      10.68    Convertible Debt Plan Grant Agreement dated as of April 11, 1997 between ICC and Jerry Ballah dated
                 April 11, 1997.

      10.69    Convertible Debt Unit Pledge Agreement between Jerry Ballah and ICC dated as of April 11, 1997.

      10.70    Promissory Note executed by Edward R. Jacobs in favor of ICC dated as of April 11, 1997 in the amount of $3,021,345.

      10.71    Convertible Debt Unit dated as of April 11, 1997 issued to Edward R. Jacobs.

      10.72    Convertible Debt Plan Grant Agreement between ICC and Edward R. Jacobs dated April 11, 1997.

      10.73    Convertible Debt Unit dated as of April 11, 1997 issued to Edward R. Jacobs.

      10.74    Promissory Note executed by Edward R. Jacobs in favor of ICC dated as of April 11, 1997 in the amount of $1,200,000.

      10.75    Convertible Debt Plan Grant Agreement between ICC and Edward R. Jacobs dated April 11, 1997.

      10.76    Convertible Debt Unit Pledge Agreement between Edward R. Jacobs and ICC dated as of April 11, 1997.

      10.77    Promissory Note in the amount of $550,219.77 executed by Jerry Ballah in favor of ICC dated March 31,
                 1997.

      10.78    Amendment to Registration Rights Agreement between Ironwood and Incomnet dated as of April 9, 1999.

      10.79    Consent and Amendment No. 1 to Loan and Security Agreement between Ironwood and Incomnet dated as of
                 April 9, 1999.

      21       Subsidiaries of the Registrant.

      27       Financial data schedule (Article 5 of Regulation S-X).

(B) RECENTLY FILED REPORTS ON FORM 8-K

    The following report on Form 8-K was filed by Incomnet during the fiscal year ended December 31, 1998:

    Report on Form 8-K--Changes in Control of Registrant, dated September 29, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
INCOMNET, INC.

Report of Ernst & Young LLP, Independent Auditors..........................................................        F-2

Report of Stonefield, Josephson, Inc., Independent Auditors................................................        F-3

Consolidated Balance Sheets at December 31, 1998 and 1997..................................................        F-4

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.................        F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and
  1996.....................................................................................................        F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.................        F-7

Notes to Consolidated Financial Statements.................................................................        F-9

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Incomnet, Inc.

    We have audited the accompanying consolidated balance sheet of Incomnet, Inc. as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) with respect to the year ended December 31, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incomnet, Inc. at December 31, 1998 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule with respect to information for the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /S/ ERNST & YOUNG LLP

April 9, 1999
Orange County, California

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Incomnet, Inc.

    We have audited the consolidated balance sheet of Incomnet, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the two years in the period ended December 31, 1997, and the schedule listed in Item 14 for the two years ended December 31, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    As set forth in Note 1 to the consolidated financial statements, in connection with adopting the equity method of accounting for Rapid Cast, Inc. ("RCI"), the Company adjusted the carrying amount of its investment to equal its equity interest in the net assets of RCI. Accordingly, the 1997 financial statements reflect an increase in shareholders' equity of $7.2 million and equity in loss of $2.0 million (included in discontinued operations) over amounts previously reported, for which the Company reported a gain on disposition of $2.6 million in 1998.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incomnet, Inc. at December 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Stonefield Josephson, Inc.

Santa Monica, California
March 12, 1998,
except for Note 1, as to which the date is April 14, 1999

                                 INCOMNET, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31
                                                                                   --------------------
                                                                                     1998       1997
                                                                                   ---------  ---------
                                                                                              (RESTATED)
                                                                                      (IN THOUSANDS,
                                                                                    EXCEPT SHARE DATA)
                                                ASSETS
Current assets:
  Cash...........................................................................  $   3,772  $     754
  Accounts receivable, less allowance for doubtful accounts of $3,298 and $2,698
    at December 31, 1998 and 1997, respectively..................................      5,579     13,402
  Notes receivable from employees and shareholders, net of allowance of $925 and
    $209 at December 31, 1998 and 1997, respectively.............................         --        840
  Net assets of discontinued operations..........................................        531      5,707
  Prepaid expenses and other current assets......................................        424      1,086
                                                                                   ---------  ---------
Total current assets.............................................................     10,306     21,789
Facilities and equipment, net....................................................      9,287     14,445
Goodwill, net of accumulated amortization of $1,830 and $1,534 at
  December 31, 1998 and 1997, respectively.......................................      3,950      4,246
Deposits and other assets........................................................        877        860
                                                                                   ---------  ---------
Total assets.....................................................................  $  24,420  $  41,340
                                                                                   ---------  ---------
                                                                                   ---------  ---------

                            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...............................................................  $   3,002  $   9,605
  Accrued expenses...............................................................      2,188      3,820
  Accrued litigation settlement..................................................      8,500      8,650
  Accrued excise taxes...........................................................      3,009      1,869
  Current portion of long-term debt..............................................      2,307      9,383
  Deferred revenue...............................................................      1,007      1,633
  Other current liabilities......................................................      3,386        946
                                                                                   ---------  ---------
Total current liabilities........................................................     23,399     35,906

Long-term debt, excluding current portion........................................     16,819      2,855

Commitments and contingencies (NOTES 2, 10 AND 11)

Shareholders' equity (deficit):
  Preferred stock, no par value:
    Authorized shares--100,000
    Issued and outstanding shares--2,056 and 4,029 at December 31, 1998 and 1997, respectively (Aggregate liquidation preference of $2,204 at December 31,
      1998)......................................................................      1,802      3,758
  Common stock, no par value:
    Authorized shares--20,000,000
    Issued and outstanding shares--19,933,000 and 12,740,721 at December 31, 1998
      and 1997, respectively.....................................................     67,114     64,386
  Accumulated deficit............................................................    (84,714)   (65,565)
                                                                                   ---------  ---------
Total shareholders' equity (deficit).............................................    (15,798)     2,579
                                                                                   ---------  ---------
Total liabilities and shareholders' equity (deficit).............................  $  24,420  $  41,340
                                                                                   ---------  ---------
                                                                                   ---------  ---------

SEE ACCOMPANYING NOTES.

                                 INCOMNET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED DECEMBER 31
                                                                        -------------------------------
                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
                                                                                   (RESTATED)
                                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                                   AMOUNTS)
Net sales:
  Telephone services..................................................  $  53,131  $ 106,878  $  80,474
  Marketing program...................................................      1,737     14,953     17,396
                                                                        ---------  ---------  ---------
Total net sales.......................................................     54,868    121,831     97,870

Cost of sales:
  Telephone services..................................................     32,673     73,022     46,317
  Marketing program...................................................      1,974     12,826     18,153
                                                                        ---------  ---------  ---------
Total cost of sales...................................................     34,647     85,848     64,470
                                                                        ---------  ---------  ---------
Gross profit..........................................................     20,221     35,983     33,400

Operating expenses:
  General and administrative..........................................     25,953     28,722     28,442
  Depreciation and amortization.......................................      3,448      2,812      1,926
  Bad debt expense....................................................      3,852      5,495      5,945
  Impairment of long-lived assets.....................................      1,633         --         --
  Other operating expense.............................................      1,577     12,527      2,968
                                                                        ---------  ---------  ---------
Total operating expenses..............................................     36,463     49,556     39,281
                                                                        ---------  ---------  ---------
Operating loss........................................................    (16,242)   (13,573)    (5,881)

Interest expense, net of interest income of $218, $91 and $178 for
  1998, 1997 and 1996, respectively...................................     (1,844)      (283)       (89)
                                                                        ---------  ---------  ---------
Loss from continuing operations before income tax (benefit) expense
  and cumulative effect of accounting change..........................    (18,086)   (13,856)    (5,970)
Income tax (benefit) expense..........................................       (453)       201        637
                                                                        ---------  ---------  ---------
Loss from continuing operations.......................................    (17,633)   (14,057)    (6,607)
                                                                        ---------  ---------  ---------
Discontinued operations:
  Loss from operations of discontinued optical systems, network services and computer software businesses less applicable income
    tax benefit of $8,449 in 1996.....................................     (4,610)    (1,561)   (30,192)
  Gain on disposal of optical systems, network services and computer
    software businesses...............................................      3,135         --         --
                                                                        ---------  ---------  ---------
  Loss from discontinued operations...................................     (1,475)    (1,561)   (30,192)
Cumulative effect of accounting change, net of tax of $10.............         --         --       (877)
                                                                        ---------  ---------  ---------
Net loss..............................................................  $ (19,108) $ (15,618) $ (37,676)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
Basic and diluted loss per common share:
  From continuing operations..........................................  $   (1.03) $   (1.08) $   (0.50)
  From discontinued operations........................................      (0.09)     (0.11)     (2.26)
  From cumulative effect of accounting change.........................         --         --      (0.06)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
  Net loss per share..................................................  $   (1.12) $   (1.19) $   (2.82)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
Weighted average number of common shares..............................     17,255     13,578     13,370
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

SEE ACCOMPANYING NOTES.

                                 INCOMNET, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                      PREFERRED STOCK           COMMON STOCK
                                                    --------------------  ------------------------  ACCUMULATED
                                                     SHARES     AMOUNT       SHARES       AMOUNT      DEFICIT       TOTAL
                                                    ---------  ---------  -------------  ---------  ------------  ----------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1995......................         --  $      --     13,262,648  $  55,392   $  (12,844)  $   42,548
  Common stock issued in litigation settlement....         --         --        107,033        436           --          436
  Issuance of preferred stock, net................      2,440      2,355             --         --           --        2,355
  Cumulative effect of accounting change..........         --         --             --         --          877          877
  Other, net......................................         --         --             --         --           86           86
  Net loss........................................         --         --             --         --      (37,676)     (37,676)
                                                    ---------  ---------  -------------  ---------  ------------  ----------
Balance at December 31, 1996......................      2,440      2,355     13,369,681     55,828      (49,557)       8,626
  Equity method adjustments related to Rapid
    Cast..........................................         --         --             --      7,217           --        7,217
  Preferred stock converted to common stock.......       (845)      (845)       386,006        845           --           --
  Retirement of common stock in connection with
    16(b) settlement                                       --         --     (1,047,966)        --           --           --
  Issuance of preferred stock, net................      2,434      2,248             --         --           --        2,248
  Common stock issued in litigation settlement....         --         --         33,000        100           --          100
  Issuance of warrants............................         --         --             --         36           --           36
  Dividend with respect to beneficial conversion
    feature ($426 per share)                               --         --             --        360         (360)          --
  Other, net......................................         --         --             --         --          (30)         (30)
  Net loss (restated).............................         --         --             --         --      (15,618)     (15,618)
                                                    ---------  ---------  -------------  ---------  ------------  ----------
Balance at December 31, 1997 (restated)...........      4,029      3,758     12,740,721     64,386      (65,565)       2,579
  Preferred stock converted to common stock.......     (1,986)    (1,986)     6,666,458      1,986           --           --
  Common stock issued for dividends in arrears
    ($21 per share) on preferred stock
    conversions...................................         --         --        101,035         41          (41)          --
  Preferred stock issued for services rendered....         13         25             --         --           --           25
  Common stock issued for cash....................         --         --        283,000        200           --          200
  Common stock issued for services rendered.......         --         --         26,786         81           --           81
  Common stock issued in litigation settlement....         --         --        115,000         86           --           86
  Stock options issued for services rendered......         --          5             --          6           --           11
  Warrants issued in litigation settlement........         --         --             --         49           --           49
  Warrants issued related to long-term debt.......         --         --             --        279           --          279
  Net loss........................................         --         --             --         --      (19,108)     (19,108)
                                                    ---------  ---------  -------------  ---------  ------------  ----------
Balance at December 31, 1998......................      2,056  $   1,802     19,933,000  $  67,114   $  (84,714)  $  (15,798)
                                                    ---------  ---------  -------------  ---------  ------------  ----------
                                                    ---------  ---------  -------------  ---------  ------------  ----------

SEE ACCOMPANYING NOTES.

                                 INCOMNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
                                                                           (RESTATED)
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss:......................................................  $ (19,108) $ (15,618) $ (37,676)
  Less loss from discontinued operations.......................      1,475      1,561     30,192
  Less cumulative effect of accounting change..................         --         --        877
                                                                 ---------  ---------  ---------
  Loss from continuing operations..............................    (17,633)   (14,057)    (6,607)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
  Depreciation and amortization................................      3,448      2,812      1,926
  Provision for uncollectible accounts receivable..............      3,244      5,319      5,682
  Provision for uncollectible notes receivable.................        608        176        263
  Impairment of long-lived assets..............................      1,633         --         --
  Loss on disposal of equipment................................        815         --         --
  Amortization of original issue discount......................        191         --         --
  Other, net...................................................        252        136        436
  Changes in operating assets and liabilities:
    Accounts receivable........................................      4,579     (6,732)    (6,563)
    Other current assets.......................................        645       (361)      (232)
    Accounts payable...........................................     (6,603)    (2,485)     3,982
    Accrued expenses...........................................     (1,632)    (1,869)     3,891
    Accrued litigation settlement..............................       (150)     8,650         --
    Accrued excise taxes.......................................      1,140        211       (119)
    Deferred revenue...........................................       (626)    (2,408)     2,851
    Other current liabilities..................................      2,440        946         --
                                                                 ---------  ---------  ---------
Net cash (used in) provided by operating activities............     (7,649)    (9,662)     5,510

INVESTING ACTIVITIES
Additions to facilities and equipment, net.....................       (428)    (3,515)    (4,639)
(Increase) decrease in notes receivable........................        232       (255)       (58)
Increase in other assets.......................................         --         --        553
                                                                 ---------  ---------  ---------
Net cash used in investing activities..........................       (196)    (3,770)    (4,144)

FINANCING ACTIVITIES
Proceeds from (repayments of) line of credit, net..............  $  (8,440) $   8,440  $      --
Proceeds from issuance of long-term debt, net..................     18,930        176         --
Repayment of long-term debt....................................     (3,528)      (433)      (999)
Proceeds from issuance of preferred stock, net.................         --      2,248      2,355
Proceeds from issuance of common stock, net....................        200         --         --
Other, net.....................................................         --        (30)        --
                                                                 ---------  ---------  ---------
Net cash provided by financing activities......................      7,162     10,401      1,356
                                                                 ---------  ---------  ---------
Net cash provided by (used in) continuing operations...........       (683)    (3,031)     2,722
Net cash provided by (used in) discontinued operations.........      3,701      1,524     (2,112)
                                                                 ---------  ---------  ---------

                                 INCOMNET, INC.

                                                                     YEAR ENDED DECEMBER 31
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
                                                                           (RESTATED)
                                                                         (IN THOUSANDS)
Net increase (decrease) in cash................................      3,018     (1,507)       610
Cash at beginning of year......................................        754      2,261      1,651
                                                                 ---------  ---------  ---------
Cash at end of year............................................  $   3,772  $     754  $   2,261
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non cash investing and financing transactions:

  CONTINUING OPERATIONS
  Assets acquired under capital leases.........................  $      14  $     855  $   1,772

  DISCONTINUED OPERATIONS
                                                                        --      7,217         --
  Interest in additional equity of Rapid Cast, Inc.............
  Assumption of liabilities in connection with purchase of
    GenSource..................................................         --      1,910         --
  Write-off of patents for Rapid Cast..........................         --         --    (39,146)

SEE ACCOMPANYING NOTES.

                                 INCOMNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Incomnet, Inc. (the Company or Incomnet), through its wholly owned subsidiary, Incomnet Communications Corporation, Inc. (ICC) (formerly known as National Telephone & Communications, Inc.) is an inter-exchange carrier and reseller of discount long distance telephone services to residential and small business customers nationwide, although approximately 64% of the Company's customers are located in California. Other products include 800-number services and calling card products. Service is provided by procuring long distance telecommunications transmission services from a long distance communication carrier at wholesale rates for high volume usage and reselling those services at discount retail rates. ICC uses a network of independent representatives to sell its telecommunications related services to retail customers. ICC is responsible for the servicing and billing of the customers as well as the collection of monies owed by the customers for their use of ICC's telephone services and products.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

DISCONTINUED OPERATIONS

    The Company sold most of its interest in three businesses previously reported as business segments. Accordingly, these segments have been accounted for as discontinued operations in 1998. The Company has also reclassified prior years to present the operating results of the three businesses as discontinued operations.

    - GenSource--In March 1999, the Company sold its interest in the common stock of the computer software business segment, consisting of GenSource Corporation (GenSource), a developer and marketer of software programs used to administer insurance-related claims, such as workers' compensation and short-term and long-term disability. The sale was made to a group of private investors in exchange for the release from liability of the Company under promissory notes to the former owners of GenSource of approximately $1,775,000. In addition, the Company paid $10,000 in cash for certain transaction expenses and received 15,507 shares of convertible preferred stock in GenSource with a stated value of $32.25 per share. No value was assigned to the preferred stock, which represents an approximately 15% interest in GenSource on a fully-diluted basis. In connection with the disposition of GenSource, the Company expects to recognize a gain of approximately $1,394,000. The Company has no expectation of continuing involvement with GenSource.

    - AutoNetwork--In March 1998, the Company sold the network services business segment to a group of private investors for $1,254,000 in cash and notes. The segment consisted of Auto Dismantler Network (AutoNetwork), a monthly subscription service that auto dismantlers use to buy, sell and trade used parts that have been salvaged from automobiles. During the year ended December 31, 1998, the Company recognized a gain on the disposition of AutoNetwork of $535,000.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    - Rapid Cast--The Company acquired 51% of the common stock of Rapid Cast, Inc. (RCI) (10.2 million of the then 20 million outstanding shares) in February 1995. Initially, RCI was accounted for using the equity method. However, by the second quarter of 1995, control was determined to be other than temporary and RCI was consolidated with the Company. In January 1997, RCI sold 8 million new shares of its common stock in a private placement and issued an additional 2,344,000 shares in other transactions, reducing the Company's investment in RCI to approximately 33% and requiring the equity method of accounting for its remaining interest in RCI. In its consolidated financial statements for the year ended December 31, 1997 as originally reported, the Company gave no recognition to the increase in its share of RCI's net equity resulting from the sale by RCI of its common stock because prior management was not satisfied that the sale would provide sufficient resources to allow RCI to become successful. However, the accompanying consolidated financial statements have been restated to reflect a $7.2 million increase in consolidated stockholders' equity in accordance with the equity method of accounting. Additionally, operating results for RCI for 1997 and for the first nine months of 1998 have been restated to reflect additional losses of $2.0 million and $1.3 million, respectively, to account for the Company's share of RCI's net losses under the equity method of accounting. In the third quarter of 1998, the Company sold a portion of its investment in RCI to outside investors, which resulted in a net gain on the disposition of $2.6 million. In the fourth quarter of 1998, the Company decided to streamline its operations to focus solely on its telecommunications business. As part of that effort, the Company has determined to dispose of its investment in RCI and expects that this will occur in 1999. At December 31, 1998, the Company holds a 17.4% ownership interest in RCI, with a carrying value of $200,000, and warrants for the purchase of 2.6 million additional RCI shares of common stock at exercise prices ranging from $0.75 to $2.25 per share. The Company has no expectation of continuing involvement with Rapid Cast.

    Summarized financial information for the discontinued operations are as follows (IN THOUSANDS):

                                                                                DECEMBER 31
                                                                           ----------------------
                                                                             1998        1997
                                                                           ---------  -----------
                                                                                      (RESTATED)
Current assets...........................................................  $     992   $     812
Total assets.............................................................      1,433       6,480
Total liabilities (current)..............................................       (902)       (773)
Net assets of discontinued operations....................................        531       5,707

                                                                       YEAR ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Revenues.........................................................  $   3,530  $   3,313  $   6,093

    The net assets of the discontinued operations as of December 31, 1998 represent the net assets of GenSource of $331,000 and RCI of $200,000, which have been classified as current assets as of December 31, 1998. The net assets of discontinued operations at December 31, 1997 are comprised of $3.280,000, $827,000 and $1,600,000 of GenSource, AutoNetwork and RCI, respectively.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, income tax valuation allowance, litigation settlement costs, certain accrued liabilities and future undiscounted cash flows used in the analysis of the impairment of long-lived assets. Actual results could differ from those estimates.

REVENUE AND RELATED COST RECOGNITION

    The Company recognizes revenue and cost of sales as follows:

TELEPHONE SERVICES

    Long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using any of the Company's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenue when the cash is received, and recognized as revenue as the telephone service is provided.

    Telephone services cost of sales include the cost of long distance service provided by the Company's long distance carrier, WorldCom Network Services, Inc. (WorldCom), and commissions paid to independent representatives.

MARKETING PROGRAM

    ICC markets its products through a multi-level, network marketing program of independent sales representatives (ISRs). ICC authorizes and trains the ISRs to sell its services to residential and small business customers, and allows the ISRs to develop their own organizational group of other ISRs or "downline" sales force.

    Marketing program revenues are derived from the sale of marketing supplies, training and continuing support services to ISRs. Payment for all such materials and services is generally required at the point-of-purchase or the inception of the ISR agreements. A portion of such revenue is deemed related to training and continuing support obligations and is deferred and recognized after the training is provided and, over the twelve-month contractual service period for continuing support, respectively. Commencing in 1998, the Company deferred an amount equal to the amounts that the Company charges when these elements are sold separately.

    Marketing program cost of sales includes: bonus commissions paid to ISRs for assisting new ISRs to obtain certain minimum levels of new retail long distance subscribers; compensation and related costs of the Company's employees providing marketing support; related overhead; and the cost of providing training, business forms, and promotional and presentation materials. All bonuses are expensed by the Company when earned by the ISRs.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) MARKETING COMMISSIONS AND BONUSES

    The Company maintains a separate bank account for the payment of marketing commissions. Funding of this account is adjusted regularly to provide for management's estimates of required reserve balances. ICC pays three types of commissions. First, ICC pays commissions on long distance usage for customers directly signed up by each ISR. These commissions are owed when customers use ICC's long distance telephone service. ICC also pays override commissions on long distance usage for customers who are in an ISRs "downline". These commissions are owed when customers are billed for long distance usage if certain minimum levels of retail telephone business are achieved by the ISR and his or her "downline." Lastly, ICC pays bonus commissions to the sponsors of the ISRs when new ISRs sign up a specified number of customers within a minimum time period. These bonus commissions are owed after the new customers are activated on ICC's telephone service.

ADVERTISING

    The cost of advertising is expensed as incurred. The Company incurred $93,000, $486,000 and $456,000 in advertising costs during 1998, 1997 and 1996, respectively.

CONCENTRATION OF CREDIT AND BUSINESS RISK

    The Company sells its telephone and related services to individuals and small businesses nationwide, although approximately 64% of the Company's customers are located in California. The Company's customers pay for their long distance calling usage either through direct billing by the Company, through billing from the customer's local exchange carrier ("LEC"), through direct billing of the customer's major credit card, or by prepaying for long distance time in the case of certain calling card products. In certain states, the Company has an agency agreement with an unaffiliated company which bills customers' local intrastate calls through the local telephone company. The Company believes that it does not have any significant concentrations of credit risks with its end-user customers or ISRs. Accounts receivables due from LECs at December 31, 1998 and 1997 aggregated $3,703,000 and $9,784,000, respectively.

    The Company performs periodic credit evaluations of its customers' financial position and generally does not require collateral. Credit losses have been within management's expectations and amounts provided for uncollectible accounts.

    The Company's financial position and results of operations may be significantly and adversely impacted in the event that the purchases of long distance telephone services by the Company do not meet the minimum purchase requirements under the amended long distance service purchase commitment agreement with WorldCom discussed in Note 10.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FACILITIES AND EQUIPMENT

    Facilities and equipment are stated at cost. The Company capitalizes the costs associated with purchasing, developing and enhancing its computer software. Depreciation and amortization are provided using the straight-line method over estimated useful lives of the respective assets as follows:

Computer hardware and software                3 to 5 years
Furniture and office equipment                5 to 10 years
Leasehold improvements                        10 years

    The ten year useful life assigned to the leasehold improvements of the Company's primary facility in Irvine has been estimated based upon the five-year non-cancelable lease term plus the assumed exercise of the first five-year option provided for in the April 1997 lease agreement described in NOTE 10.

GOODWILL

    Goodwill, representing the excess of purchase price over the fair value of the net assets of ICC, is amortized on a straight-line basis over its estimated useful life of 20 years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Unless otherwise indicated, the fair value of the Company's financial instruments approximate their carrying values.

LONG-LIVED ASSETS

    Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the individual entity level based on undiscounted net cash flows. Based upon its analysis, the Company believes that no impairment of the carrying value of its long-lived assets, inclusive of goodwill, existed at December 31, 1998. The Company's analysis was based on an estimate of future undiscounted cash flows using forecasts contained in the Company's strategic plan. It is at least reasonably possible that the Company's estimate of future undiscounted cash flows may change during 1999. If the Company's estimate of future undiscounted cash flow should change or if the strategic plan is not achieved, future analyses may indicate insufficient future undiscounted cash flows to recover the carrying value of the Company's long-lived assets, in which case such assets would be written down to estimated fair value.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations, in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION(SFAS 123), requires the use of option valuation models that were not developed for use in valuing employee stock options as discussed in NOTE 8. Under APB 25, because the exercise prices of the Company's employee stock options generally equal the market price

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of the underlying stock on the date of grant, no compensation expense is recognized. Options granted to consultants, independent representatives and other nonemployees are accounted for using the fair value method as prescribed by SFAS 123.

INCOME TAXES

    Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities based on enacted tax laws and rates applicable to the period in which differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts which are more likely than not to be realized.

NET LOSS PER SHARE

    Basic and diluted loss per share is computed based on the weighted average number of common shares outstanding during each period since common stock equivalents are antidilutive. Because the impact of options, warrants, and other convertible instruments (21,437,000, 9,322,000 and 4,004,000 in 1998, 1997 and
1996, respectively) are antidilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes. Loss per share from continuing operations has been increased as follows (in thousands):

                                                              1998         1997        1996
                                                           -----------  -----------  ---------
Loss from continuing operations..........................  $  (17,633)  $  (14,057)  $ (6,607)
Beneficial conversion feature of preferred stock
  (NOTE 8)...............................................           --        (360)         --
Preferred stock dividends................................         (41)         (88)         --
Preferred stock dividends in arrears.....................         (91)        (105)       (12)
                                                           -----------  -----------  ---------
Loss from continuing operations applicable to common
  shareholders...........................................  $  (17,765)  $  (14,610)  $ (6,619)
                                                           -----------  -----------  ---------
                                                           -----------  -----------  ---------

COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS 130), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the years ended December 31, 1998, 1997 and 1996, the Company did not have any material components of other comprehensive income as defined in SFAS 130.

SEGMENT REPORTING

    The Company operates in one industry segment, marketing and reselling of long distance telephone services to residential and small business customers nationwide, although approximately 64% of the Company's customers are located in California. No single customer accounted for as much as 10% of net sales in 1998, 1997 or 1996.

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131). This standard

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products or services), the countries in which the enterprise earns revenues and hold assets and major customers regardless of whether that information is used in making operating decisions. However, SFAS 131 does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS 131 in 1998. The adoption of SFAS 131 did not have any impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

    Certain amounts reported in prior years have been reclassified to conform with the current year presentation.

2. OPERATIONS AND FINANCING

    For the years ended December 31, 1998, 1997 and 1996, the Company recognized net losses from continuing operations of $17,633,000, $14,057,000 and $6,607,000, respectively. In addition, the Company realized net losses from its discontinued operations aggregating $1,475,000, $1,561,000 and $30,192,000 during the respective annual periods. As a result, at December 31, 1998, the Company has an accumulated deficit and net capital deficiency of $84,714,000 and $15,798,000, respectively, and its current liabilities exceed its current assets by approximately $13,093,000.

    To meet its need for additional financing to meet its operating requirements, in December 1998, the Company obtained $16.6 million from Ironwood Telecom LLC (Ironwood) under a secured term loan facility, and in April 1999, the Company obtained a line-of-credit facility providing for borrowings, based on eligible accounts receivable, up to a maximum of $12.5 million. Accordingly, management believes the Company has sufficient sources of financing to continue operations throughout 1999 at planned levels of operations. The Company is seeking to arrange additional financing that may take the form of either additional debt or equity, but there is currently no committed source of such additional financing.

    Additionally, beginning in August 1997 and continuing through the year ended December 31, 1998, the Company experienced declining revenues due to decreases in the number of telephone customers and the number of active ISRs. These decreases are the result of a number of factors including the following:

    - Sanctions imposed by the California Public Utilities Commission in the first quarter of 1998 and related compliance obligations imposed under a stipulation among ICC, the California Attorney General and the Orange County District Attorney. The sanctions and compliance obligations followed findings that ICC had engaged in unauthorized switching of customers' interexchange

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

2. OPERATIONS AND FINANCING (CONTINUED)
     carriers during 1997. The order also required that several former senior executives and directors leave the Company.

    - ICC's failed attempt at a public offering of its common stock in September 1997.

    - The termination of the proposed sale of all or substantially all of ICC's assets to a third party in July 1998.

    - The operational distraction caused by the Company's focus on the regulatory actions against the Company, the aborted IPO and the potential sale of ICC.

    - The departure of several key ISRs to form a competitive telecommunications marketing company and their efforts to hire Company employees and to induce ISRs and telephone customers to leave ICC and join them in their new operations.

    Management believes the following improvements that have occurred in the third quarter of 1998 and since the change in the composition of the Board of Directors on September 29, 1998 in part alleviate these conditions.

    - In April 1999, the Company obtained a line-of-credit facility providing for borrowings, based on eligible accounts receivable, up to a maximum of $12.5 million. Borrowings under this facility are secured by an interest in substantially all the assets of the Company. The Company plans to use the proceeds of the line-of-credit financing to execute its strategic plan and fund operating requirements.

    - In December 1998, the Company received $16.6 million from Ironwood Telecom LLC (Ironwood) under a secured term loan facility to meet the Company's short-term financing needs. The proceeds from this financing principally were used to satisfy the Company's obligations to its long distance carrier, WorldCom, its former lender, First Bank, and to pay certain accrued liabilities. In April 1999, in connection with obtaining the line-of-credit facility, Ironwood subordinated its interest in the assets of the Company and adopted the financial covenants set forth in the line-of-credit facility.

    - In March 1999, the Company sold its interest in the common stock of GenSource to the former owners of GenSource for forgiveness of notes payable to the former owners aggregating $1,775,000. In connection with the sale, the Company also received preferred stock of GenSource, representing a 15% equity interest on a fully diluted basis, and the legal dispute with the former owners of GenSource was settled.

    - In October 1998, ICC renegotiated its contract with WorldCom resulting in a decrease of the "take or pay" provisions of the contract from $1.1 billion to $250 million over a three year period, with the ability to extend the contract for two additional years if necessary. The new contract also resulted in an immediate decrease in the Company's telephone rates, which allowed the Company to develop and market its new long distance telephone service programs that management believes are among the most competitive in the industry.

    - In September 1998, the Company entered into a revised settlement agreement for its pending class action lawsuit on terms more favorable than those outlined in the proposed settlement in December 1997. The September 1998 proposed settlement is subject to final court approval.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

2. OPERATIONS AND FINANCING (CONTINUED)
    - In September 1998, the District Attorney of Orange County lifted a restriction that required ICC to wait 24 hours before verifying that a new customer wanted to sign up for ICC's telephone service. This restriction had been a significant impediment to signing up new customers. The verification procedures for signing up new customers were also reduced.

    - In the third quarter of 1998, the Company sold 4.5 million shares of its holdings of 10.7 million shares of Rapid Cast, raising cash of $2.7 million. The Company also anticipates selling its remaining ownership of
      6.2 million shares of Rapid Cast, when appropriate, although it presently has no specific arrangements to sell such shares.

    - In July 1998, ICC settled a lawsuit with one of its leading former ISRs, who has rejoined the Company's marketing network and is playing an important role in the effort to revitalize ICC's network marketing operations.

    - In November 1998, John P. Casey, Chairman of the Board of Directors, and Ironwood purchased substantially all of the then outstanding convertible preferred stock and associated rights from certain former preferred shareholders under arrangements that require Mr. Casey and Ironwood to hold the stock for approximately one year. This provides an opportunity for the Company to redeem such stock for a price representing no actual profit except, in the case of Ironwood, for a carrying cost factor. The Company hopes to redeem the preferred stock, if financially able, prior to expiration of the redemption period. The redemption price is currently estimated at $3.5 million, exclusive of costs and interest (the "Preferred Price"). These arrangements provide a means of potentially avoiding a dilution to the Company's shareholders of more than 10 million shares. However, there is no assurance that the Company will have sufficient funds to redeem the preferred stock. If the Company is not financially able to redeem the preferred stock, Mr. Casey and Ironwood are obligated to offer, on a pro-rata basis, the common stock issuable upon the conversion of the preferred stock to the Company's common stockholders at the Preferred Price plus certain costs adjusted for carrying costs and other expenses.

    - Management is currently implementing the remediation phase of its project to make its information systems year 2000 compliant. Remediation and testing are expected to be complete at various dates through October 1999 including replacement of its mission critical billing and accounts receivable system. In the event implementation of the new billing system is delayed, the Company has developed a contingency plan which contemplates transferring the billing and collection function to one or more of the local exchange carriers or third party billing services that the Company currently uses to bill a portion of its customer base.

    ICC is also taking steps to revitalize its network marketing organization, including developing new telecommunications products that are more competitive, working closer with its ISRs to help them better understand the products and services provided by ICC, developing new commission and bonus programs that will make ICC more competitive in attracting new ISRs, and expanding its focus on ISR recruiting from primarily a Southern California program to a nationwide program. Management believes its new marketing plans will revitalize the Company's efforts to recruit additional representatives. In addition to revitalizing its network marketing organization, ICC also is undertaking a cost reduction program that is anticipated to result in a more efficient operation and a reduced cost structure. Lastly, the Company is seeking additional financing that may take the form of either additional debt or equity.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

2. OPERATIONS AND FINANCING (CONTINUED)

    Management believes the Company has sufficient sources of financing to continue operations throughout 1999 at planned levels of operations. However, due to uncertainties inherent in the achievement of management's strategic plan, there is no assurance that the Company will attain planned levels of operations. Ultimately, the Company's long-term success is dependent upon its ability to successfully execute its strategic plan, obtain additional long-term financing, complete its year 2000 remediation, and ultimately attain sustained profitable operations.

3. RELATED PARTY TRANSACTIONS

    On March 31, 1997, the Company extended a loan to a former ISR in the amount of $583,000. The note and accrued interest was due on March 31, 1999. At December 31, 1998, the loan is fully reserved.

    On November 5, 1996, the Company extended to a director of the Company a loan of $278,000 at an interest rate of 10% per annum. The loan was repaid in full, including interest, in July 1998, and the pledged stock was returned to the director.

    In 1995, the Company extended a loan to a former officer of the Company in the amount of $342,000 used, in part, to purchase shares of the Company's common stock. The loan is secured by 20,000 shares of common stock and, at December 31, 1998, is fully reserved.

    See other related party disclosures in Note 2, "Operations and Financing" and Note 3, "Shareholders' Equity."

4. FACILITIES AND EQUIPMENT

    Facilities and equipment consist of the following:

                                                                 DECEMBER 31
                                                             --------------------
                                                               1998       1997
                                                             ---------  ---------
                                                                (IN THOUSANDS)
Leasehold improvements.....................................  $   7,230  $   9,643
Computer hardware and software.............................      6,420      6,605
Furniture and equipment....................................      3,164      3,290
                                                             ---------  ---------
                                                                16,814     19,538
Less accumulated depreciation and amortization.............     (7,527)    (5,093)
                                                             ---------  ---------
                                                             $   9,287  $  14,445
                                                             ---------  ---------
                                                             ---------  ---------

    Assets under capital leases at December 31, 1998, are $2,248,000, net of accumulated amortization of $878,000. Amortization of equipment leased under capital leases is included in depreciation and amortization expense in the consolidated statement of operations.

5. IMPAIRMENT OF LONG-LIVED ASSETS

    During 1998, the Company completed its evaluation of the recoverability of certain long-lived assets at ICC. In connection with this evaluation, the Company recorded a $1,633,000 non-cash write-down of the carrying value of certain leasehold improvements to their estimated fair value.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

6. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                              DECEMBER 31
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Ironwood term loan, net of original issue discount of $543..............  $  16,057  $      --
Notes payable to former owners of GenSource.............................      1,775      1,910
Capital lease obligations...............................................      1,294      1,888
Revolving line-of-credit................................................         --      8,440
                                                                          ---------  ---------
                                                                             19,126     12,238
Less current portion of long-term debt..................................      2,307      9,383
                                                                          ---------  ---------
                                                                          $  16,819  $   2,855
                                                                          ---------  ---------
                                                                          ---------  ---------

IRONWOOD TERM LOAN

    The Ironwood term loan bears interest at 12%, payable quarterly, is due December 31, 2000 and is secured by substantially all of the assets of the Company.

    For arranging the term loan, Ironwood received an origination fee of $400,000 and warrants in two tranches. The first tranche of warrants entitles Ironwood to purchase two million shares of the Company's common stock at an exercise price of $1.00 per share. These warrants are exercisable until 2004. The second tranche of warrants entitles Ironwood to purchase one million shares of the Company's common stock at an exercise price of $2.25 per share. These warrants are exercisable on December 15, 1999 and for a period of five years thereafter. The exercise price will be reduced and the number of warrants will be increased in both tranches if the Company does not meet certain performance targets in the fourth quarter of 1999 and the year 2000. The first and second tranche of warrants were assigned values of approximately $124,000 and $40,000, respectively, determined by independent appraisal. The value assigned to the warrants and the origination fee (together, the original issue discount) associated with the issuance of the term financing aggregated $564,000, and is being recognized as additional interest expense over the term of the loan. The remaining original issue discount is $543,000 at December 31, 1998. In April 1999, in connection with obtaining the line-of-credit facility, Ironwood agreed to subordinate its right to receive payment on its debt from the Company and its interest in the assets of the Company and adopted the financial covenants set forth in the line-of-credit facility. In consideration for that subordination, Incomnet agreed to issue warrants to Ironwood to purchase 1.25 million shares of common stock. These warrants have an exercise price of $1.00 per share and a five-year term.

CAPITAL LEASE OBLIGATIONS

    The capital lease obligations are payable in variable monthly installments through February 2003, bear interest at effective rates ranging from 5.65% to 11.06% and are secured by property and equipment with a net book value of approximately $1,370,000 at December 31, 1998.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

6. LONG-TERM DEBT (CONTINUED)
NOTES TO FORMER OWNERS OF GENSOURCE

    In May 1997, the Company issued promissory notes payable to the former owners of GenSource in connection with the acquisition of GenSource. The notes obligated the Company to pay the former owners an aggregate of $1,927,000 over a period of five years, plus interest of 8%, with payments commencing in May 1998. In June 1998, the Company defaulted on payments under notes with two of the former owners which total approximately $1,239,000. In March 1999, the Company sold its interest in the common stock of Gensource in exchange for release from liability of the Company under the promissory notes to the former owners of GenSource. (SEE ALSO NOTE 1--"DISCONTINUED OPERATIONS" AND "NOTE 11--LITIGATION")

LINE OF CREDIT

    On April 9, 1999, the Company entered into a loan and security agreement (the Line of Credit) with a financial institution. Under the Line of Credit, the financial institution agreed to make advances to the Company, based on eligible receivables, of up to $12.5 million. Borrowings under the Line of Credit will bear interest at the lender's reference rate plus 1%, but in no event less than 7%. The reference rate at the date of the agreement was 7.75%. The Line of Credit expires in April 2002, is secured by substantially all the assets of the Company, restricts expenditures for dividend distributions and certain capital expenditures, and requires the Company to maintain minimum levels of tangible net worth over the term of the agreement.

MINIMUM PAYMENTS

    Principal payments on long-term debt are $2,307,000 in 1999, $16,939,000 in 2000, $236,000 in 2001 and $187,000 in 2002.

7. INCOME TAXES

    Significant components of the provision for (benefit from) income taxes are as follows:

                                                           YEAR ENDED DECEMBER 31
                                                       -------------------------------
                                                         1998       1997       1996
                                                       ---------  ---------  ---------
                                                               (IN THOUSANDS)
Continuing operations--current:
  Federal............................................  $    (100) $      --  $     263
  State..............................................       (353)       201        374
                                                       ---------  ---------  ---------
Total continuing operations..........................       (453)       201        637
                                                       ---------  ---------  ---------

Discontinued operations--deferred:
Federal..............................................         --         --     (7,182)
State................................................         --         --     (1,267)
                                                       ---------  ---------  ---------
Total discontinued operations........................         --         --     (8,449)
                                                       ---------  ---------  ---------
                                                       $    (453) $     201  $  (7,812)
                                                       ---------  ---------  ---------
                                                       ---------  ---------  ---------

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

7. INCOME TAXES (CONTINUED)

    The following is a reconciliation from the statutory federal income tax rate to the Company's effective tax rate for income taxes provided on continuing operations:

                                               1998      1997      1996
                                               -----     -----     -----
Federal statutory tax rate...................  (34.0%)   (34.0%)   (34.0%)
Losses producing no current tax benefit......   31.9      33.9      28.8
Goodwill amortization........................    0.6       0.1       5.2
State taxes..................................   (2.0)      1.5       6.2
Non-deductible expenses......................    1.0        --       4.5
                                               -----     -----     -----
Effective tax rate...........................   (2.5%)     1.5%     10.7%
                                               -----     -----     -----
                                               -----     -----     -----

    The components of the Company's deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards......................  $  11,569  $   8,799
  Allowance for doubtful accounts.......................      3,022      2,505
  Accruals not currently deductible.....................      1,666      4,084
  Other.................................................        546        126
                                                          ---------  ---------
Total deferred tax assets...............................     16,803     15,514
Deferred tax liabilities--
  Property and equipment, principally due to differences
    in depreciation.....................................         87      2,345
                                                          ---------  ---------
Total deferred taxes....................................     16,716     13,169
Less valuation allowance................................    (16,716)   (13,169)
                                                          ---------  ---------
Net deferred taxes......................................  $      --  $      --
                                                          ---------  ---------
                                                          ---------  ---------

    At December 31, 1998, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $32 million and $9 million, respectively, expiring in various years between 2000 and 2018. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal and state income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

8. SHAREHOLDERS' EQUITY

PREFERRED STOCK

    The Company is authorized to issue up to 100,000 shares of preferred stock, no par value. At December 31, preferred stock authorized, issued and outstanding was as follows:

                                                                                1998       1997
                                                                              ---------  ---------
                                                                                 (IN THOUSANDS,
                                                                                EXCEPT SHARE AND
                                                                                PER SHARE DATA)
Redeemable convertible nonvoting preferred stock, Series A, stated value
  $1,000 per share:
  Authorized--4,000
  Issued and outstanding--801 and 1,595 shares in 1998 and 1997, liquidation
    preference of $837 at December 31, 1998.................................  $     716  $   1,510
Redeemable convertible nonvoting preferred stock, Series B, stated value
  $1,000 per share:
  Authorized--2,900 shares
  Issued and outstanding--1,242 and 2,434 shares in 1998 and 1997,
    liquidation preference of $1,354 at December 31, 1998...................      1,056      2,248
Convertible preferred stock, Series C, stated value $1,000 per share:
  Authorized--25 shares
  Issued and outstanding--13, liquidation preference of $13 at December 31,
    1998....................................................................         25         --
Convertible preferred stock, Series D, stated value $100 per share:
  Authorized--50 shares
  Issued and outstanding--none..............................................          5         --
                                                                              ---------  ---------
Total preferred stock.......................................................  $   1,802  $   3,758
                                                                              ---------  ---------
                                                                              ---------  ---------

    REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK (Series A Preferred)--The Series A Preferred has a cumulative noncompounded annual dividend of 2% payable in cash or stock at the Company's option upon conversion of the preferred stock into common stock, and prior to the payment of any dividends on the common stock. The Series A Preferred has a liquidation preference of stated value per share plus all cumulative unpaid dividends, whether or not declared by the Company's Board of Directors. Upon any liquidation or change of control of the Company (i.e. transfer of more than 50% of its voting stock), the Series A Preferred shareholders are entitled to the first priority in payment from the Company's assets, before any payments are made on the Company's common stock or other series of preferred stock, until the liquidation preference is paid in full. The Series A Preferred shareholders may convert each share of Series A Preferred into the number of shares of the Company's common stock calculated as stipulated in the Company's Articles of Incorporation. If for any reason a registration statement covering the shares of common stock issuable upon the conversion of the Series A Preferred is not in effect with the Securities and Exchange Commission at the time of a valid conversion by a Series A Preferred shareholder, then the Conversion Price is reduced by 3% per month for each of the first three months that the effectiveness of the registration is late. The Company has the right to cause a conversion of the Series A Preferred Stock into common stock on the same terms at any time after one year after the Series A Preferred Stock is issued. The Company has the right to redeem the Series A Preferred for its issuance price plus cumulative unpaid dividends if the Company's

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

8. SHAREHOLDERS' EQUITY (CONTINUED)
stock trades at a price which averages $2.00 per share or less for any period of five consecutive trading days after the Series A Preferred is issued. The conversion price is subject to adjustment under certain conditions.

    REDEEMABLE CONVERTIBLE SERIES B PREFERRED STOCK (Series B Preferred)--The Series B Preferred has a cumulative noncompounded annual dividend of 6% payable in cash or stock at the Company's option at conversion and prior to the payment of any dividends on the Company's common stock. No dividends may be declared or paid on the Series B Preferred until all cumulative unpaid dividends have been declared and paid on the outstanding Series A Preferred. The Series B Preferred has a liquidation preference of stated value per share plus all cumulative unpaid dividends, whether or not declared by the Company. No liquidation preference may be paid to the holders of Series B Preferred until the full liquidation preference has been paid to the holders of the outstanding Series A Preferred. The Series B Preferred shareholders may convert each share of Series B Preferred into the number of shares of the Company's common stock calculated as stipulated in the Company's Articles of Incorporation. If for any reason a registration statement covering the shares of common stock issuable upon the conversion of the Series B Preferred is not in effect with the Securities and Exchange Commission at the time of a valid conversion by a Series B Preferred shareholder, then the Conversion Price is reduced by 3% per month for each of the first three months that the effectiveness of the registration is late. The Company has the right to cause a conversion of the Series B Preferred Stock into common stock on the same terms at any time after one year after the Series B Preferred Stock is issued. The Company has the right to redeem the Series B Preferred for its issuance price plus cumulative unpaid dividends if the Company's stock trades at a price which averages $2.00 per share or less for any period of five consecutive trading days after the Series B Preferred is issued. The conversion price is subject to adjustment under certain conditions.

    In connection with the sale of the Series B Preferred in 1997, a portion of the proceeds has been allocated to a beneficial conversion feature, which is the right of the preferred shareholder to convert the securities into common stock after the earlier of 120 days after the date of the issuance or the date the securities are registered. Accordingly, the difference between the conversion price and fair value of stock into which it is convertible, equal to $360,000 for the Series B Preferred, has been allocated to common stock. This amount has been recognized as a dividend to the preferred shareholders over the minimum period in which the shareholders could have realized that return, and net loss applicable to common stock has been increased in calculating loss per share. Net loss applicable to common stock has also been increased in calculating loss per share for the dividends in arrears on both series of preferred stock.

    CONVERTIBLE SERIES C PREFERRED STOCK (Series C Preferred)--Each share of Series C Preferred can converted into shares of common stock, at the conversion ratio stipulated in the Articles of Incorporation, at the option of the holder in whole or in part at any time; provided that the number of shares of common stock authorized are sufficient to issue shares of common stock upon conversion. Series C Preferred shareholders are entitled to a number of votes equal to the number of shares of common stock into which the preferred shares could have been converted immediately prior to the record date for such vote. Series C Preferred holders have the right to receive any dividend or distribution declared on the common stock of the Company on an as-converted-to common stock basis. The Series C Preferred has a liquidation preference of stated value per share plus all cumulative

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

8. SHAREHOLDERS' EQUITY (CONTINUED)
unpaid dividends. Such payment will be subject to prior payment in full or liquidation preferences with respect to Series A and Series B Preferred Stock. Payments to Series C Preferred on liquidation will be made pari passu with the Series D Preferred Stock discussed below but prior and in preference to the Company's common shareholders.

    CONVERTIBLE SERIES D PREFERRED STOCK (Series D Preferred)--Each share of Series D Preferred will be converted into shares of common stock, at the conversion ratio stipulated in the Articles of Incorporation, at the option of the holder in whole or in part at any time; provided that the number of shares of common stock authorized are sufficient to issue shares of common stock upon conversion. Series D Preferred holders are entitled to a number of votes equal to the number of shares of common stock into which the preferred shares could have been converted immediately prior to the record date for such vote. Series D Preferred holders have the right to any dividend or distribution declared on the common stock of the Company. Series D Preferred has a liquidation preference of stated value per share, plus all cumulative unpaid dividends. Such payment will be subject to prior payment in full of liquidation preferences with respect to Series A and Series B Preferred stock. Payments to Series D Preferred on liquidation will be made pari passu with Series C Preferred but prior and in preference to the Company's common shareholders.

COMMON STOCK ISSUABLE

    At December 31, 1998, a total of 21,437,000 shares of common stock are potentially issuable for conversion of convertible preferred stock, exercise of options and exercise of warrants, as well as for settlement of pending litigation as described in the table below. The conversion or exercise of such claims on the common stock of the Company are subject to the approval by the Company's shareholders of an increase in the number of authorized shares of common stock (Stock Approval) which is expected to occur June 15, 1999.

                                                                             COMMON SHARES
                                                                              ISSUABLE ON
                                                                         CONVERSION, EXERCISE
                                                                             OR SETTLEMENT
                                                                         ---------------------
                                                                            (IN THOUSANDS)
Convertible preferred stock............................................           12,112
Warrants...............................................................            4,490
Litigation settlement (maximum per tentative settlement)...............            4,125
Common stock options...................................................              410
Preferred stock options................................................              300
                                                                                  ------
                                                                                  21,437
                                                                                  ------
                                                                                  ------

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

8. SHAREHOLDERS' EQUITY (CONTINUED)

ACQUISITION OF PREFERRED SHARES BY THE CHAIRMAN OF THE BOARD

    In connection with the exercise of an option to acquire shares of Series A and Series B Preferred pursuant to a previous agreement reached between the Company's Chairman and certain preferred stock owners on November 5, 1998, Ironwood loaned the Chairman approximately $2.1 million, the proceeds of which were used to exercise the option. The Chairman is obligated to allow the Company to repurchase the preferred stock at his acquisition cost (approximately $2.4 million in the aggregate or $0.29 per share of common stock after conversion) plus expenses, including the interest charged under the loan to the Chairman from Ironwood. If the Company is not able to repurchase the preferred stock by November 5, 1999, these shares will be converted into common stock and offered for sale in a rights offering to the Company's common shareholders at a purchase price equal to the Chairman's acquisition cost plus expenses. The preferred stock is convertible into approximately 8.5 million shares of the Company's common stock.

TRANSACTIONS WITH OTHER PREFERRED HOLDERS

    On November 4, 1998, Ironwood entered into transactions similar to the Chairman's option exercise transaction with five holders of preferred stock (the Other Preferred Holders). Under these transactions, Ironwood agreed to purchase shares of Series A and Series B Preferred convertible into an aggregate of approximately 2.3 million shares of the Company's common stock (the Other Preferred Stock). Ironwood paid an aggregate amount of approximately $1.1 million to these five holders. Under the agreements between the Company and Ironwood, Ironwood is obligated to allow the Company to redeem the Other Preferred Stock at its acquisition cost (approximately $1.1 million in the aggregate or $0.48 per share of common stock after conversion) plus expenses, including a carrying charge of 18% per annum on the purchase price paid by Ironwood. If the Company is not able to repurchase the Other Preferred Stock by April 30, 2000, under these agreements, the Other Preferred Stock will be converted into common stock and offered for sale in a rights offering to the Company's common shareholders at a purchase price equal to Ironwood's acquisition cost plus interest and expenses.

    For arranging certain interim financing, the loan to the Chairman, and payments to the Other Preferred Shareholders, Ironwood received an origination fee of $100,000 and warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $1.00. All of the warrants issued in connection with the interim financing have a five year term exercisable until 2003. The value assigned to these warrants of $116,000, based on independent appraisal, and the origination fee have been reflected as additional interest expense in the accompanying statement of operations for the year ended December 31, 1998.

    In consideration for the settlement of certain claims against the Company, the Company issued warrants to purchase 244,870 shares of common stock to two holders of Other Preferred Stock, exercisable at $1.00 per share. The two holders also obtained registration rights which will require the Company to register the common stock underlying these warrants under certain circumstances. The Company also issued warrants to purchase 18,000 shares of common stock to three holders of Other Preferred Stock, exercisable at $1.09 per share. These warrants were valued at approximately $47,000 and $1,000, respectively, and have been reflected as a litigation settlement cost in the accompanying statement of operations for the year ended December 31, 1998. On September 29, 1998, the Company granted 13 shares of the Series C Preferred to the Company's Chief Executive Officer. These preferred

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

8. SHAREHOLDERS' EQUITY (CONTINUED)
shares are convertible into 1.3 million shares of the Company's common stock. The estimated fair value of these Series C Preferred shares, determined by independent appraisal, approximated $25,000 and was charged to compensation expense in the accompanying statement of operations.

DIVIDENDS

    Dividends on the Series A and B Preferred are due only upon conversion of the preferred to common stock. Cumulative dividends in arrears at December 31, 1998 aggregate $36,000 or $45 per share on the Series A Preferred and $112,000 or $90 per share on the Series B preferred. During 1998, 1,986 shares of Series A and Series B Preferred were converted to 6,666,458 shares of common stock. Dividends of $41,000 were recorded in connection with this conversion. During 1997, 845 shares of Series A and Series B Preferred were converted to 386,006 shares of common stock.

STOCK OPTIONS

    Effective February 5, 1996, the Company adopted a qualified stock option plan that replaced a previous plan adopted in 1994. This plan is for directors, employees and key consultants of the Company and allows for the issuance of up to 1.5 million shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant.

CONSULTANT OPTION

    On September 29, 1998, the Company granted an option to purchase 75,000 shares of the Company's common stock at $2.00 per share (i.e., the closing market price on September 29, 1998) to a consultant to the Company (the "Consultant Option"). The shares of common stock issuable under the Consultant Option are subject to Stock Approval. The Consultant Option may be exercised at any time during the 10-year period following date of issuance. This option was valued at $6,000 and has been reflected in general and administrative expense in the accompanying statement of operations for the year ended December 31, 1998.

DIRECTOR STOCK OPTION GRANTS

    On September 29 and October 2, 1998, the board approved the grant of an option to purchase 10 shares of a Series D Preferred to each of the Company's three new outside directors (the "Director Options"). The Director Options have a term of ten years and vest over a two-year period. Each share of preferred stock will be convertible into 10,000 shares of the Company's common stock or a total of 300,000 common shares. The exercise price for the Director Options was based on the closing price for the Company's common stock at the time of the grants of $2.19 per share.

    A fourth director was granted an option to purchase 100,000 shares of the Company's common stock at the exercise price of $2.25. The option has a term of ten years, vests over a two-year period, and expires on October 2, 2008.

    The Consultant Option and Director Options were granted pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933 on the basis that each of the recipients had the appropriate investment intent and the offering was targeted to a select group of officers, directors and one consultant.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

8. SHAREHOLDERS' EQUITY (CONTINUED)
STOCK OPTION ACTIVITY

    A summary of the Company's stock option activity, and related information for the years ended December 31 follows (in thousands, except per share data):

                                                            1998                      1997                      1996
                                                  ------------------------  ------------------------  ------------------------
                                                                WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                 AVERAGE                   AVERAGE                   AVERAGE
                                                                EXERCISE                  EXERCISE                  EXERCISE
                                                    NUMBER        PRICE       NUMBER        PRICE       NUMBER        PRICE
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Outstanding at beginning of the year............         945    $    4.60          780    $    4.68          300    $    4.87
Granted.........................................         175         2.14          165         4.25          505         4.56
Forfeited/expired...............................         710    $    4.64           --           --           25    $    4.56
                                                       -----                     -----                -----------
Outstanding at end of the year..................         410    $    3.49          945    $    4.60          780    $    4.68
                                                       -----                     -----                -----------
                                                       -----                     -----                -----------
Exercisable at end of the year..................         360    $    3.34          645    $    4.53          390    $    4.64
                                                       -----                     -----                -----------
                                                       -----                     -----                -----------
Weighted-average fair value of options granted
  during the year...............................   $     205    $    1.17    $     482    $    2.92    $   1,823    $    3.61
                                                       -----                     -----                -----------
                                                       -----                     -----                -----------

    Options outstanding under the 1996 plan are exercisable for a period of five years after vesting through termination of the plan in February 2006. The number of options available for grant under the 1996 plan was 1,090,000 at December 31, 1998.

    Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: dividend yield of 0.0% for all three years; volatility factors of the expected market price of the Company's common stock of 121%, 66% and 71%; risk-free interest rates of 5.25%, 6.25% and 5.25%; and a weighted-average expected life of five years for the options for all three years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

8. SHAREHOLDERS' EQUITY (CONTINUED)
    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for loss per share information):

                                                 1998        1997        1996
                                              ----------  ----------  ----------
Pro forma net loss from continuing
  operations................................  $  (17,766) $  (14,138) $   (7,133)
Pro forma net loss..........................  $  (19,241) $  (15,699) $  (38,202)
Pro forma net loss per common share--from
  continuing operations-- basic and
  diluted...................................  $    (1.04) $    (1.08) $    (0.53)
Pro forma net loss per common share--basic
  and diluted...............................  $    (1.12) $    (1.20) $    (2.86)

ICC MANAGEMENT INCENTIVE PLANS

    A Management Incentive Agreement dated January 28, 1997 provides for the establishment of three stock option plans and one convertible debt plan for the purchase of securities of the Company's subsidiary, ICC. The exercise price of all stock options issued under the option plans will not be less than the fair market value of ICC's common stock on the date of grant. In addition, the conversion price of the convertible debt issued under the convertible debt plan will not be less than the fair market value of ICC's common stock on the date of the issuance of the convertible debentures.

    The ICC incentive plans were put in place in conjunction with the proposed IPO of ICC in 1997. That IPO was terminated in the third quarter of 1997. As a result, management has decided to no longer grant or issue additional options under these plans.

    KEY INDEPENDENT SALES REPRESENTATIVES STOCK OPTION PLAN. A total of 2,884,615 shares of ICC common stock are reserved for issuance under this plan. Options to purchase 892,171 shares of ICC's common stock were granted to key independent sales representatives who were corporate team members on February 28, 1997. The stock option plan provides for 50% of the awards issued to vest on June 30, 1998 and the remaining 50% will vest on June 30, 1999. At December 31, 1998, this plan had 594,921 options outstanding.

    EXECUTIVES, EMPLOYEES AND KEY CONSULTANTS STOCK OPTION PLAN. A total of 3,705,001 shares of common stock are reserved for issuance under this plan. Options representing 1,446,026 of these reserved shares are subject to a time-in-service only vesting requirement. Options representing 1,682,051 of the reserved shares will vest in four equal annual installments on the anniversary of the grant date, subject to the acceleration. No more than 480,770 shares issuable pursuant to options reserved under the above provisions may be issued to persons eligible to receive convertible debt units under the Senior Executive and Consultant Convertible Debt Plan.

    Additional options representing 576,924 shares will be reserved under this plan for issuance to persons eligible to receive convertible debt units under the Senior Executive and Consultant Convertible Debt Plan. These options were granted upon the creation of the plan but do not vest until

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

8. SHAREHOLDERS' EQUITY (CONTINUED)
January 31, 2002. The vesting of these options will accelerate if the Company achieves revenues for any calendar quarter ending prior to January 1, 2000, as follows:

                       NUMBER OF SHARES
QUARTERLY REVENUES          VESTING
------------------  -----------------------
1$00 million......           192,308
1$25 million......           192,308
1$80 million......           192,308

    Options to purchase 3,127,544 shares of ICC's common stock were granted under this plan in the first half of 1997. At December 31, 1998, 463,450 options are outstanding under this plan.

    BOARD OF DIRECTORS PLAN. A total of 300,000 shares are reserved for issuance under this plan. Each director of ICC will be eligible to receive an option to purchase up to 25,000 shares of ICC common stock. Such options vest in four equal annual installments on each anniversary date of the option grant date. There are no options outstanding under this plan at December 31, 1998.

    SENIOR EXECUTIVE AND CONSULTANT CONVERTIBLE DEBT PLAN. A total of 2,664,231 shares are reserved for issuance under this plan. On April 11, 1997, ICC issued 2,664,231 convertible debt units in the aggregate principal amount of $7,993,000 (or $3.00 per debt unit) to the former senior executives of the Company. The convertible debt units are due on April 11, 2002, bear interest at 6.49% and are convertible at $3.01 per unit into 2,664,231 shares of common stock of ICC.

    The purchase price for each debt unit issued was $3.00 per unit or $7,993,000 in the aggregate. The former executives paid the purchase price to acquire the debt units by delivery of promissory notes payable to ICC for the entire purchase price. The promissory notes are also due on April 11, 2002 and bear interest at 6.74%. The convertible debt units and the related promissory notes have been offset in the accompanying consolidated financial statements. The Company has considered these transactions as equivalents to stock option issuances since no cash has traded hands and the primary value, if any, from this transaction would be the convertibility of the convertible debt units into shares of ICC's Common Stock as indicated above. The Company is in dispute with the holders of these instruments related to other matters (Note 11--"Litigation").

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

8. SHAREHOLDERS' EQUITY (CONTINUED)
    A summary of the ICC stock option activity, including the convertible debt units treated as stock option equivalents, and related information for the years ended December 31 follows (in thousands, except per share data):

                                                     1998                           1997
                                        ------------------------------  ----------------------------
                                                       WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                           OPTIONS     EXERCISE PRICE     OPTIONS    EXERCISE PRICE
                                        -------------  ---------------  -----------  ---------------
Outstanding at the beginning of the
  year................................        6,061       $    3.30             --      $      --
  Granted.............................           --              --          6,784           3.33
  Exercised...........................           --              --             --             --
  Forfeited...........................        2,338            3.50            723           3.55
                                              -----           -----     -----------         -----
                                              -----           -----     -----------         -----
Outstanding at the end of the year....        3,723       $    3.15          6,061      $    3.30
                                              -----           -----     -----------         -----
                                              -----           -----     -----------         -----
Exercisable at the end of the year....        3,174       $    3.15          2,689      $    3.30
                                              -----           -----     -----------         -----
                                              -----           -----     -----------         -----
Weighted-average fair value of options
  granted during the year.............           --              --      $  22,591      $    3.33
                                              -----                     -----------
                                              -----                     -----------

WARRANTS

    The Company has issued warrants to purchase the Company's common stock to certain individuals or organizations as follows (in thousands, except per share data):

                              NUMBER OF OUTSTANDING   EXERCISE PRICE PER
DATE ISSUED                        AT 12/31/98               SHARE         EXPIRATION
---------------------------  -----------------------  -------------------  -----------
  5/9/96...................               100                   6.00           5/9/01
  5/9/96...................                50                   7.00           5/9/01
 12/9/96...................               360                   3.75          12/9/99
12/17/96...................                12                   2.94         12/17/01
 7/29/97...................                50                   3.50(2)       7/29/99
 11/3/97...................                55                   2.00(2)       11/3/99
 1/21/98...................                18                   1.09          1/21/01
 11/4/98...................               500                   1.00(1)      11/04/03
 11/5/98...................               245                   1.00          11/5/01
11/16/98...................               100                   1.00(1)      11/16/03
12/15/98...................             1,000                   2.25(1)       5/20/04
12/15/98...................             2,000                   1.00(1)      12/15/04
                                        -----
                                        4,490
                                        -----
                                        -----

------------------------

(1) These warrants were issued pursuant to the Ironwood Bridge Loan and Term Loan financing. The exercise price and the number of shares issuable are subject to adjustment. The holder has been granted registration rights with respect to the common stock underlying these warrants. (See Note 7)

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

8. SHAREHOLDERS' EQUITY (CONTINUED)
(2) These warrants were issued as part of two Series B Convertible Preferred Stock offerings by the Company on July 29, 1997 and November 3, 1997, respectively.

SHORT SWING PROFITS

    In January 1996, the Company was served with a derivative shareholders lawsuit entitled RICHARD MORALES VS. INCOMNET, INC. AND SAM D. SCHWARTZ, 96 Civil 0225 in the United States District Court for the Southern District of New York, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, and demanding that the Company assert claims against Mr. Schwartz for the payment of short-swing profits plus interest. Mr. Schwartz has retained separate counsel for this action. In early July 1996, Mr. Schwartz deposited 800,000 shares of his Incomnet, Inc. common stock into a court-approved escrow account with the Company's New York counsel as security for his obligation to pay short swing profits. On February 21, 1997, the plaintiffs and Sam Schwartz entered into a stipulated settlement pursuant to which Mr. Schwartz agreed to pay $4,250,000 to the Company as full payment of his short swing profit obligation to the Company. On July 10, 1997, the United States District Court for the Southern District of New York gave final approval to the settlement of the lawsuit. In the final settlement, Mr. Schwartz delivered to the Company 1,047,966 shares of the Company's common stock and $600,000 in cash for attorney's fees and expenses directly to the shareholder's counsel.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

9. OTHER OPERATING EXPENSE

    The major components of Other Operating Expense are as follows for the years ended December 31 (in thousands):

                                                       1998       1997       1996
                                                     ---------  ---------  ---------
Loss on disposal of equipment......................  $     815  $      --  $      --
Settlement of Public Utilities Commission action
  against ICC and related fines....................        462      1,652         --
Settlement of actions with officers/shareholders...         99         --      2,750
Legal expenses related to aborted ICC spin-off.....         19        478         --
Settlement of class action.........................         --      8,687         --
Related liquidated damages.........................         --        621         --
Abandonment of asset after PUC action..............         --        900         --
Other, net.........................................        182        189        218
                                                     ---------  ---------  ---------
                                                     $   1,577  $  12,527  $   2,968
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------

10. COMMITMENTS

LEASES

    The Company leases its office and operating facilities and certain equipment under noncancelable leases. In April 1997, the Company entered into a new lease agreement on its primary facility in Irvine. The lease provides for an original non-cancelable term of five years ending in April 2002 and seven five-year extension periods at lease rates based on the consumer price index. The Company subleases a portion of this space under a noncancelable four year agreement with monthly income of approximately $20,000. The sublease is dated September 1998 and expires in April 2002. The aggregate future minimum rentals to be received under this sublease is $806,000 at December 31, 1998.

    Future minimum annual rentals under operating lease arrangements at December 31, 1998 are as follows (in thousands):

                                                                                      OPERATING
                                                                                       LEASES
                                                                                     -----------
1999...............................................................................   $   2,011
2000...............................................................................       1,610
2001...............................................................................       1,330
2002...............................................................................         646
2003...............................................................................         371
Thereafter.........................................................................       1,189
                                                                                     -----------
Total minimum lease payments.......................................................   $   7,157
                                                                                     -----------
                                                                                     -----------

    Although the Company is not obligated to exercise any of the extension period renewals for the Irvine facility, management expects to exercise the first five-year renewal.

    Rent expense for the years ended December 31, 1998, 1997 and 1996 was $2,565,000, $2,068,000, and $800,000, respectively. Sublease income was $81,000 in 1998.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

10. COMMITMENTS (CONTINUED)
WORLDCOM CONTRACT

    Since September 1995, the Company has had a carrier contract with WorldCom. Pursuant to the contract, renegotiated in October 1998, the Company has agreed to purchase $250 million in telephone service over a three-year period, with the ability to extend any shortfall purchase requirements for an additional two years. In addition, WorldCom released its security interest in ICC's customer accounts and subscriber base.

    Minimum purchase requirements under the WorldCom contract are as follows (in millions):

YEARS ENDING DECEMBER 31,                                                          COMMITMENT
--------------------------------------------------------------------------------  -------------
1999............................................................................    $    24.5
2000............................................................................         50.5
2001............................................................................         52.5
                                                                                       ------
                                                                                    $   127.5
                                                                                       ------
                                                                                       ------

    During the years ended December 31, 1998, 1997, and 1996, the Company purchased $28.6 million, $59.4 million and $44.4 million, respectively, of telephone services from WorldCom under its purchase commitment. In March 1998, WorldCom extended credit to ICC of up to $3 million at an interest rate of 18% per annum under terms of the prior carrier contract. On December 15, 1998, ICC repaid its obligation to WorldCom out of proceeds from the Ironwood term loan.

EMPLOYMENT AGREEMENTS

    The Company has entered into an employment agreement with the Company's Chief Executive Officer, Chief Financial Officer and a services agreement with the Chairman. These agreements provide for aggregate annual salary and fees of up to approximately $1.2 million. The agreements are three years in duration and expire through December 2001.

OTHER COMMITMENTS

    The Company has also guaranteed the obligations of the Chairman to Ironwood in the amount of $2.1 million in connection with the Chairman's purchase of preferred stock (Note 8). In addition, the Company has also agreed to pay certain of the Chairman's legal expenses of approximately $312,000 incurred in connection with the preferred stock transaction.

    In April 1998, the Company settled litigation with an affiliate. As a part of that settlement, the Company is obligated to pay the affiliate $50,000 per month for sixteen months for services to be rendered by the affiliate under the settlement agreement. In addition, the Company committed to pay rent expense on behalf of the affiliate in the amount of $22,000 per month for six months.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

11. LITIGATION

    The following is a description of certain pending legal proceedings in which Incomnet is a party. No assurance is given that any of these legal proceedings will not have a material adverse impact on the business, financial condition or results of operation of Incomnet.

    SANDRA GAYLES, ET AL. V. SAM D. SCHWARTZ, ET AL. On October 17, 1995, Incomnet was served with a complaint in a class action lawsuit entitled SANDRA GAYLES, ET AL. V. SAM D. SCHWARTZ AND INCOMNET, INC., Case No. CV95-0399 AWT
(BQRx), filed in the United States District Court for the Central District of California. As amended, the complaint alleges that Incomnet violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder because Incomnet failed to disclose and falsely denied the existence of a non-public investigation of Incomnet by the Securities and Exchange Commission. The complaint also claims that Incomnet and its President and former Chairman of the Board of Directors, Sam D. Schwartz, violated Sections 10(b), 16(a), 20(a) and 23(a) of the Securities Exchange Act of 1934, and Section 25400 of the California Corporations Code, because they did not disclose until August 1995 purchases and sales of Incomnet's stock made in the open market by an affiliate of Mr. Schwartz between September 1994 and August 1995. The amended complaint seeks compensatory damages, interest, attorneys' fees and costs, and other extraordinary, equitable and injunctive relief as may be appropriate. On January 11, 1996, the court certified the case as a class action pursuant to the parties' stipulation.

    On October 7, 1997, Incomnet reached a tentative settlement of the lawsuit. The proposed 1997 settlement consisted of an agreement by Incomnet to pay $500,000 in cash plus securities with a value of $8.15 million for a total settlement value of $8.65 million. Because of a decline in the value of Incomnet's stock beginning in July 1997, this proposed settlement could not proceed under its terms. In 1998, Incomnet and the class plaintiffs began to negotiate new settlement terms.

    In September 1998, Incomnet entered into a new written settlement agreement with the class plaintiffs. The settlement agreement is subject to court approval and satisfaction of certain other conditions. The terms of the settlement include payment to the plaintiffs of a total of $500,000, reimbursement of certain expenses up to a maximum of $100,000 and issuance of a certain number of shares of Incomnet's common stock based on a formula. The maximum number of shares of Incomnet common stock that are to be issued in accordance with the formula under the settlement agreement is 4,125,000, assuming a $1 per share trading price at the time the formula is applied. The minimum number of shares of common stock that are to be issued under the settlement agreement is 1,375,000 shares, assuming a $3 per share trading price at the time the formula is applied. Prior to completion of the settlement agreement and issuance of the shares in accordance with that agreement, Incomnet's shareholders must approve an amendment to Incomnet's Articles of Incorporation to increase the authorized number of shares of common stock. It is anticipated that the closing of the settlement agreement and issuance of shares will occur no earlier than June 1999. The Court has preliminarily approved the settlement. A hearing on final approval is scheduled for May 20, 1999. There is no assurance that this new settlement will be approved and consummated. Should the settlement not be approved, Incomnet intends to vigorously defend the lawsuit. The case is still in the discovery phase. The Company accrued the orginal settlement amount of $8.65 million in the accompanying balance sheet and statement of operations for the year ended December 31, 1997. The Company does not intend to adjust the accrued litigation settlement in the consolidated financial statements until closing and final approval of the settlement agreement, approval of the related amendments to the articles of

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

11. LITIGATION (CONTINUED)
incorporation to increase the authorized number of shares of common stock of the Company and elimination of any other uncertainties related to the settlement.

    In separate litigation pending in California state court, Mr. Schwartz seeks indemnification from Incomnet with respect to any judgments, legal fees or other costs incurred in connection with his defense of this lawsuit. Incomnet intends to vigorously defend against Mr. Schwartz's indemnification claims.

    The following lawsuits are in varying stages of the legal process and, as a result, the Company is unable to estimate the probability of the outcome or a range of potential loss, if any.

    JAMES A. BELTZ, ET AL. V. SAMUEL D. SCHWARTZ, ET AL. On July 22, 1997, Incomnet was named in a lawsuit, JAMES A. BELTZ, ET. AL. V. SAMUEL D. SCHWARTZ, RITA SCHWARTZ, STEPHEN A. CASWELL, JOEL W. GREENBERG, INCOMNET, INC., DAVID BODNER AND MURRAY HUBERFELD, Case No. 97-1678 (MJD/AJB), in the United States District Court for the District of Minnesota. The lawsuit was filed by approximately twenty plaintiffs who were allowed to opt out of the GAYLES class action lawsuit to pursue a lawsuit on their own. The complaint alleges that Mr. Schwartz and the other defendants created a fraudulent scheme to drive up the price of Incomnet's stock in violation of Sections 9, 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Minnesota law. The lawsuit alleges losses by the plaintiffs of approximately $1.5 million and seeks unspecified damages. The case is in the discovery phase. On or about March 24, 1998, the plaintiffs in this suit plus several additional plaintiffs commenced a parallel state court action entitled JAMES A. BELTZ, ET. AL. V. SAMUEL D. SCHWARTZ AND RITA L. SCHWARTZ, STEPHEN A. CASWELL, JOEL W. GREENBERG, INCOMNET, INC., DAVID BODNER, AND MURRAY HUBERFELD, Case No. MC 98-00674, in the State of Minnesota, County of Hennepin. This state lawsuit brings causes of action for violations of Minnesota statutes covering securities fraud, consumer fraud, control person liability and conspiracy to defraud based on the same factual allegations pleaded in the federal suit. Plaintiffs allege losses of over $1.8 million and the lawsuit seeks unspecified damages. The case will enter the discovery phase should court-sponsored mediation efforts fail to resolve the parties' disputes. Incomnet plans to vigorously defend this lawsuit.

    In separate litigation pending in California state court, Mr. Schwartz and Rita Schwartz seek indemnification from Incomnet with respect to any judgments, legal fees or other costs incurred in their defense of these two lawsuits. Incomnet intends to vigorously defend against the Schwartzs' indemnification claims.

    SILVA RUN WORLDWIDE LIMITED V. INCOMNET, INC., ET AL. Incomnet was a defendant in a lawsuit entitled SILVA RUN WORLDWIDE LIMITED V. INCOMNET, INC., SAM D. SCHWARTZ, KALIBER MANAGEMENT, INC., BEAR STEARNS & CO., INC., LESLIE SOLMONSON, RONALD F. SEALE, MARINER RESERVE FUND, COMPANIA DI INVESTIMENTO ANTILLANO, COUTTS & CO. AG, SALVATORE M. FRANZELLA, PETER G. EMBIRICOS, AND JOS SCHUETZ, originally filed in the United States District Court for the Southern District of New York. The complaint stated that the plaintiff was a purchaser of Incomnet's stock in July 1995. The complaint alleged that Incomnet and Mr. Schwartz, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and committed common law fraud, as a result of false and misleading statements made by the defendants and undisclosed trading in Incomnet's stock engaged in by Mr. Schwartz and his affiliate. The complaint also alleged that Mr. Schwartz and his affiliate owed a fiduciary duty to the plaintiff that was breached by their conduct. The complaint also alleged other

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

11. LITIGATION (CONTINUED)
causes of action against other unrelated defendants. Plaintiff claimed economic losses of approximately $2.7 million.

    Incomnet answered the complaint in November 1996 and moved to have it transferred to California. In March 1997, the claims relating to Incomnet, Sam Schwartz and Kaliber Management, Inc. were ordered severed and transferred from the court in New York to the same federal court in California which is hearing the GAYLES class action lawsuit. In November 1998, this transferee court dismissed all of the federal claims and all but one of the state law claims on the ground that plaintiff had not opted out of the GAYLES class action lawsuit. As a result of this ruling, Silva Run Worldwide Limited moved to extend the time by which it may opt out of the class. The court granted this motion and allowed Silva Run Worldwide Limited the opportunity to opt out and continue its action against Incomnet and Mr. Schwartz based upon alleged violations of both federal and state law. Incomnet plans to vigorously defend this lawsuit.

    In separate litigation pending in California state court, Mr. Schwartz seeks indemnification from Incomnet with respect to any judgments, legal fees or other costs incurred in connection with his defense of this lawsuit. Incomnet intends to vigorously defend against Mr. Schwartz's indemnification claims.

    INCOMNET, INC. V. SAM D. SCHWARTZ. Incomnet filed a lawsuit against Mr. Schwartz, on April 25, 1997, alleging fraud, breach of fiduciary duty, negligence, and breach of contract, and seeking declaratory relief and the imposition of a constructive trust. The lawsuit, entitled INCOMNET, INC., V. SAM
D. SCHWARTZ, Case No. LC 040 840, was filed in the Superior Court of California, Los Angeles County. In the lawsuit, Incomnet alleges that Mr. Schwartz failed to disclose to Incomnet or its Board of Directors that he would obtain a direct financial benefit in connection with certain transactions considered or entered into by Incomnet during the period from 1993 to 1995. Incomnet further alleges that Mr. Schwartz fraudulently induced it to enter into a severance agreement with him on November 27, 1995, and that he breached his fiduciary duty to Incomnet by self dealing, acting in bad faith and concealing material facts. Incomnet seeks payment from Mr. Schwartz of the actual damages incurred by it as a result of Mr. Schwartz's conduct, as well as interest, punitive damages, attorney's fees and costs, and reimbursement of all payments previously made to Mr. Schwartz pursuant to the severance agreement. Furthermore, Incomnet seeks a declaratory judgment that Mr. Schwartz committed acts or omissions involving known misconduct, the absence of good faith, an improper personal benefit, a reckless disregard of his duties to Incomnet and its shareholders, an unexcused pattern of inattention, and a violation of Sections 310 and 317 of the California Corporations Code.

    On June 24, 1997, Mr. Schwartz answered Incomnet's lawsuit against him denying the allegations and counterclaiming for (i) enforcement of any payments due under his severance agreement with Incomnet, (ii) indemnification against third party claims, and payment of the same settlement to him as was paid to certain prior noteholders who purchased convertible notes from Incomnet on February 8, 1995. Incomnet intends to vigorously prosecute this action and defend against Mr. Schwartz's counterclaims. The lawsuit is in the discovery phase. A trial date is set for February 2, 2000.

    RITA SCHWARTZ V. INCOMNET, INC. On or about December 2, 1997, Rita Schwartz, a former member of the Board of Directors of Incomnet and the wife of Mr. Schwartz, filed the case of RITA SCHWARTZ V. INCOMNET, INC.,Case No. BC 182 151, in the Superior Court of California, Los Angeles County.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

11. LITIGATION (CONTINUED)
Mrs. Schwartz seeks reimbursement of the legal expenses which she incurred as a result of an investigation by the Securities and Exchange Commission of Incomnet and as a defendant in the BELTZ opt-out cases, which are ongoing. Mrs. Schwartz claims that because she is a former member of the Board of Directors, she is entitled to reimbursement for her legal fees based upon the Articles of Incorporation of Incomnet. The lawsuit is presently in the discovery phase. Incomnet plans to vigorously defend this lawsuit. A trial date is set for February 2, 2000.

    ROBERT AND NANCY ZIVITZ V. JOEL GREENBERG, ET AL. On August 27, 1998, Nancy Zivitz, a former director of Incomnet, and her husband, filed a lawsuit entitled ROBERT AND NANCY ZIVITZ V. JOEL GREENBERG, ET AL, Case No. 98C 5350, in the United States District Court for the Northern District of Illinois, against Mr. Schwartz, his wife Rita Schwartz, a former director of Incomnet, and Joel Greenberg, a former director and officer of Incomnet, in the United States District Court in the Northern District of Illinois. The complaint asserts claims of common law fraud and civil conspiracy based on allegations that defendants conspired to drive up the price of Incomnet stock by making false statements regarding Incomnet and that defendants engaged in insider trading. While Incomnet has not been named in the lawsuit, Mr. and Mrs. Schwartz have commenced a third party action against Incomnet seeking indemnification with respect to costs incurred in defending the lawsuit. Incomnet intends to vigorously oppose this claim. Mr. Greenberg has made written demands for indemnification and seeks an advance to cover his legal fees in the case. In April 1999, the United States District Court granted Incomnet's motion to dismiss this case.

    JACOBS V. INCOMNET, INC. On December 23, 1998, Edward Jacobs, former President and Chief Executive Officer of ICC, filed an action against Incomnet in the Superior Court of the State of California, Los Angeles County, entitled EDWARD R. JACOBS V. INCOMNET, INC., Case No. BC 202857. Mr. Jacobs claims that Incomnet has failed to pay amounts allegedly owed to him pursuant to a settlement agreement with Incomnet, dated November 13, 1996. Mr. Jacobs seeks compensatory damages of $453,000, unspecified consequential damages, interest and attorneys' fees and costs. Incomnet has answered the complaint and has asserted a cross-complaint against Mr. Jacobs. Incomnet intends to vigorously defend the lawsuit.

    LAWSUITS BY TWO FORMER OWNERS OF GENSOURCE CORPORATION. On September 23, 1998, Jerry C. Buckley and Ralph Flygare, two former owners of GenSource Corporation, filed a lawsuit entitled JERRY BUCKLEY, RALPH FLYGARE ET AL. VS. INCOMNET, INC., GENSOURCE CORPORATION AND MARK RICHARDSON, Case No. LC 046 449, in the Superior Court of the State of California, Los Angeles County. In the lawsuit, the plaintiffs alleged that Incomnet defaulted on payments under promissory notes between Incomnet and the plaintiffs and sought damages of approximately $1.2 million. This lawsuit was settled and dismissed as part of the sale of GenSource back to the former owners in March 1999. The sale of GenSource also resolved potential lawsuits by two other former shareholders of GenSource.

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

11. LITIGATION (CONTINUED)

    ICC V. JERRY BALLAH, ET AL. On July 21, 1998, ICC sued Jerry Ballah, a former officer, director and consultant, and others in an action entitled NATIONAL TELEPHONE & COMMUNICATIONS, INC. V. JERRY BALLAH, WORLD TECHNOLOGIES MARKETING, INC., ET AL., Case No. 797154, in the Superior Court of California, Orange County. ICC asserts claims against Mr. Ballah and other defendants for breach of contract, misappropriation of trade secrets, intentional interference with business relationships, fraud and related claims in connection with defendants' start-up of a competing business and solicitation of ICC's employees and independent sales representatives and diversion of ICC's telephone customers to businesses owned or controlled by defendants. ICC filed its second amended complaint in February 1999.

    In September 1998, Mr. Ballah answered the original complaint and filed a cross-complaint against ICC alleging that ICC failed to make payments of $250,000 under a consulting agreement with him. Mr. Ballah alleges claims for breach of contract and breach of the implied covenant of good faith and fair dealing and asserts a claim based on work, labor and services rendered. In the same cross-complaint, an affiliate of Mr. Ballah, defendant World Technologies, Inc. ("World Tech"), alleges that ICC breached an agreement under which World Tech would become the exclusive network marketing company for ICC. World Tech also alleges claims of fraud, negligent misrepresentation and unjust enrichment, and seeks an accounting.

    On July 21, 1998, the court entered a stipulated restraining order enjoining the defendants in the lawsuit from, among other things, directly or indirectly attempting to induce any ICC employee or independent sales representative to work or perform services for the defendants. ICC's motion for preliminary injunction is currently scheduled for hearing on April 21, 1999. Incomnet plans to continue to vigorously prosecute this action.

    ACTIONS BY FORMER INDEPENDENT SALES REPRESENTATIVES. On May 22, 1998, former ICC independent sales representatives Mercedes Chan and Chatri Jhunjhnuwala filed a lawsuit in the Superior Court of the State of California, Orange County, against Incomnet, ICC, and others entitled MERCEDES CHAN AND CHATRI JHUNJHNUWALA VS. INCOMNET, INC., NATIONAL TELEPHONE & COMMUNICATIONS, INC. ET. AL., Case No. 794636. In the lawsuit, the plaintiffs allege that defendants induced them to become independent representatives of ICC and to incur sign-up fees and other costs based on false representations concerning the business of ICC and the amount of commission and bonus payments that could be earned as independent representatives of ICC. Plaintiffs assert claims for fraud, breach of contract, wrongful discharge, negligent misrepresentation and other causes of action and seek general, compensatory, special and punitive damages. The case is in the discovery phase. A trial date is set for August 30, 1999. Incomnet intends to vigorously defend this lawsuit.

    On October 29, 1998, former ICC independent sales representative Chutapa Varavarn commenced an action in the Superior Court of the State of California, Orange County, entitled CHUTAPA VARAVARN V. INCOMNET, INC., ET AL.,Case No. 801412. The factual and legal allegations are substantially similar to the allegations in the CHAN lawsuit and plaintiff seeks damages, including punitive damages. Incomnet intends to vigorously defend this lawsuit.

    On August 20, 1998, former ICC independent sales representative Rick Bergen commenced an action in the Superior Court of the State of California, Orange County, entitled RICK BERGEN V. INCOMNET, ET AL., Case No. 798468. Plaintiff contends that ICC failed to make certain payments and

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

11. LITIGATION (CONTINUED)
commissions based on his development of sales territories and wrongfully deprived him of other income. Plaintiff asserts claims for fraud, unfair business practices, negligence, wrongful discharge and unpaid wages and seeks compensatory and punitive damages. The case is in the discovery phase and a trial date is set for October 4, 1999. Incomnet intends to vigorously defend this lawsuit.

    On May 26, 1998, former ICC independent sales representative Chuanxu Zang and another party commenced an action against ICC in state court in Fairfax County, Virginia, entitled CHUANXU ZANG, ET AL. V. NATIONAL TELEPHONE & COMMUNICATIONS, INC., Circuit Court Case No. 171965, involving a dispute regarding the Plaintiff's purchase of long distance telephone calling cards from ICC. On March 5, 1999, the Fairfax County Circuit Court stayed the action and ordered that Plaintiffs submit their dispute to arbitration in Orange County, California, in accordance with the arbitration provision contained in Mr. Zang's independent representative agreement. Plaintiffs have not yet commenced an arbitration proceeding. Incomnet intends to continue to vigorously defend this action.

    On February 17, 1999, former ICC independent sales representatives Kevin Porter, Robin Kasten, and Larry Tate attempted to commence separate arbitration proceedings against Incomnet and ICC, alleging, INTER ALIA, that Incomnet and ICC failed to make payments owed to them. The complaints in these arbitration proceedings purport to assert various causes of action against Incomnet and ICC, including claims for purported fraud, unfair business practices, breach of contract, negligence and conversion. The plaintiffs in these separate arbitration proceedings seek unspecified damages, including punitive damages. Plaintiffs are required under the terms of their independent representative agreements with ICC to commence any proceedings against ICC before the American Arbitration Association, but have not yet done so. Incomnet and ICC have not yet filed answering statements in these actions, and no trial date has been set. Incomnet intends to vigorously defend these arbitration proceedings.

    JACOBS ARBITRATION. On March 19, 1999, Edward Jacobs, former President and Chief Executive Officer of ICC, commenced an arbitration action against ICC before the American Arbitration Association, seeking relief in the amount of $549,777, plus interest and attorneys' fees, based upon an alleged breach of an employment agreement by ICC. ICC has not yet filed an answering statement, and a trial date has not yet been set. Incomnet plans to vigorously defend this arbitration proceeding.

    JACOBS V. ICC (LABOR COMMISSION). On August 12, 1998, Edward Jacobs, former President and Chief Executive Officer of ICC, initiated a proceeding against ICC before the Labor Commissioner of the California Department of Industrial Relations, known as EDWARD R. JACOBS V. NATIONAL TELEPHONE & COMMUNICATIONS, INC., Case No. 18-34441-002-182/031. In this Labor Commission proceeding, Mr. Jacobs claims that he is owed compensation for earned and unused vacation time totaling $106,154, plus penalties and attorneys' fees. ICC denies that it has any such obligation to Mr. Jacobs. The hearing on Mr. Jacobs' claims commenced on March 11, 1999, but was not completed. The hearing is currently set to continue on June 21, 1999. Incomnet intends to continue to vigorously defend this proceeding.

    LAWSUIT BY COMMUNICATIONS CONSULTING, INC. On June 23, 1998, Communications Consulting, Inc. ("CCI"), filed a lawsuit against National Telephone & Communications, Inc. entitled COMMUNICATIONS CONSULTING, INC. V. NATIONAL TELEPHONE & COMMUNICATIONS, INC.,Case No. 795910, in the Superior Court of the State of California, Orange County. CCI claims that ICC improperly terminated a consulting

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

11. LITIGATION (CONTINUED)
agreement between CCI and ICC and owes CCI a sum of $127,038, interest and reasonable costs, fees and expenses associated with its lawsuit. The case is in the discovery phase and a trial date is set for July 26, 1999. Incomnet intends to vigorously defend this lawsuit.

    SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. In August 1994, Incomnet was notified by the Pacific Regional Office of the Securities and Exchange Commission that the Commission had initiated an informal inquiry of Incomnet. In September 1994, the Commission issued a formal order of private investigation. The Commission's investigation subsequently focused on press releases issued by Incomnet on January 17 and 18, 1995, and September 6, 1995, and on a report on Form 8-K issued by Incomnet on August 28, 1995, which the Commission alleged contained untrue statements of material fact. On May 14, 1998, Incomnet and two former directors of Incomnet, Stephen A. Caswell and Joel W. Greenberg, entered into an Offer of Settlement and Order with the Commission pursuant to which they agreed, without admitting or denying any wrongdoing, not to violate Section 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-2, 13a-11 and 13a-13 promulgated thereunder. No civil penalties or other financial sanctions were imposed on any of the parties. The final administrative order was entered by the SEC on July 30, 1998.

    POTENTIAL LAWSUITS. Approximately 50 members of the class in the GAYLES class action lawsuit against Incomnet have opted out of the class and may file separate lawsuits against Incomnet. If such claims are filed as legal complaints, Incomnet will seek to have them consolidated with other pending lawsuits, if appropriate, or will defend them separately.

    A claim may be asserted against Incomnet by Jerry Ballah with respect to a settlement agreement Incomnet entered into in November 1996. Mr. Jacobs, who was a party to the settlement, has already commenced a lawsuit in connection with the settlement agreement. The amount of the damages that may be asserted by Mr. Ballah is estimated to be approximately $535,000 plus accrued interest, and possible consequential damages. Incomnet intends to vigorously defend any claims made against it or ICC by Mr. Ballah.

    John R. Dennis and JRD, Inc. may commence an action against ICC based upon an alleged breach of a purported agreement by which Mr. Dennis and JRD, Inc. were to provide consulting services to ICC. Absent the existence of such agreement, Mr. Dennis and JRD, Inc. seek recovery based on alleged benefits they claim to have provided to ICC as a result of certain alleged activities. Incomnet believes this case lacks merit and is preparing to respond to any litigation that may be brought.

    From time to time, Incomnet is also involved in litigation arising from the ordinary course of business, the ultimate resolution of which is not expected to have a material adverse effect on the financial condition, results of operations or cash flows of Incomnet.

12. PROFIT SHARING PLAN

    The Company sponsors a 401(k) savings plan implemented during 1997 for employees who are 21 years of age or older and have been employed by the Company for at least six months. Plan participants are allowed to contribute up to 15% of their base annual compensation. The plan also provides for the Company to make a discretionary matching contribution. The profit sharing

                                 INCOMNET, INC.

                               DECEMBER 31, 1998

12. PROFIT SHARING PLAN (CONTINUED)
contribution and related expense for the years ended December 31, 1998 and 1997 was $57,000 and $47,000.

13. FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter 1998, the Company changed its method of estimating deferred marketing revenue. The impact of adopting this change in estimation methodology resulted in the restatement of previously filed interim reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 1998 to increase/(reduce) marketing revenues recognized by $(435,000), $242,000 and $75,000, respectively. The impact of adopting this change on the Company's consolidated financial statements for the year ended December 31, 1998, was to reduce marketing program revenue recognized by $144,000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 1999

                                                INCOMNET, INC.
                                                 (Registrant)

                                By:              /s/ DENIS RICHARD
                                     -----------------------------------------
                                                   Denis Richard
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

                                President and Chief
      /s/ DENIS RICHARD           Executive Officer and
------------------------------    Director (Principal         April 15, 1999
        Denis Richard             Executive Officer)

                                Executive Vice President,
     /s/ GEORGE P. BLANCO         Chief Financial Officer
------------------------------    and Secretary (Principal    April 15, 1999
       George P. Blanco           Financial Officer)

    /s/ STEPHEN A. GARCIA
------------------------------  Controller                    April 15, 1999
      Stephen A. Garcia

      /s/ JOHN P. CASEY
------------------------------  Chairman of the Board         April 15, 1999
        John P. Casey

     /s/ SCOTT EISENBERG
------------------------------  Director                      April 15, 1999
       Scott Eisenberg

      /s/ JOHN HILL, JR.
------------------------------  Director                      April 15, 1999
        John Hill, Jr.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

   /s/ DR. HOWARD SILVERMAN
------------------------------  Director                      April 15, 1999
     Dr. Howard Silverman

     /s/ MICHAEL A. STEIN
------------------------------  Director                      April 15, 1999
       Michael A. Stein

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 INCOMNET, INC.

                                                     BALANCE AT
                                                      BEGINNING    AMOUNTS CHARGED
                                                         OF         TO COSTS AND                    BALANCE AT END
                                                       PERIOD         EXPENSES       DEDUCTIONS(1)     OF PERIOD
                                                     -----------  -----------------  -------------  ---------------
Year ended December 31, 1998:
  Deducted from asset accounts:
  Accounts receivable allowance for doubtful
    accounts.......................................   $   2,698       $   3,244        $  (2,644)      $   3,298
  Notes receivable allowance for doubtful
    accounts.......................................         209             608              108             925
                                                     -----------         ------      -------------        ------
Total..............................................   $   2,907       $   3,852        $  (2,536)      $   4,223
                                                     -----------         ------      -------------        ------
                                                     -----------         ------      -------------        ------
Year ended December 31, 1997(2):
  Deducted from asset accounts:
  Accounts receivable allowance for doubtful
    accounts.......................................   $   4,142       $   5,319        $  (6,763)      $   2,698
  Notes receivable allowance for doubtful
    accounts.......................................         209             176             (176)            209
                                                     -----------         ------      -------------        ------
Total..............................................   $   4,351       $   5,495        $  (6,939)      $   2,907
                                                     -----------         ------      -------------        ------
                                                     -----------         ------      -------------        ------
Year ended December 31, 1996(2):
  Deducted from asset accounts:
  Accounts receivable allowance for doubtful
    accounts.......................................   $   1,988       $   5,682        $  (3,528)      $   4,142
  Notes receivable allowance for doubtful
    accounts.......................................         209             263             (263)            209
                                                     -----------         ------      -------------        ------
Total..............................................   $   2,197       $   5,945        $  (3,791)      $   4,351
                                                     -----------         ------      -------------        ------
                                                     -----------         ------      -------------        ------

------------------------------

(1) Uncollectible amounts written off, net of recoveries.

(2) Amounts for 1997 and 1996 have been adjusted to reflect reclassifications made related to discontinued operations. See Note 1--Discontinued Operations in the Notes to Consolidated Financial Statements elsewhere herein for further information.

LIST OF EXHIBITS

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
       2.1     Asset Purchase Agreement between NTC Acquisition, Inc. and National Telephone & Communications, Inc.,
                 dated March 31, 1998. Incorporated by reference from Exhibit 99.1 attached to Incomnet's Form 8-K, filed with the Securities and Exchange Commission on April 8, 1998.

       2.2     Agreement to Purchase AutoNetwork Assets between Incomnet, Inc. and AutoSkill, Inc., dated March 20,
                 1998. Incorporated by reference from Exhibit 10.24 attached to Incomnet's Annual Report on Form
                 10-K, for the fiscal year ending December 31, 1997, filed with the Securities and Exchange
                 Commission on April 15, 1998.

       3.1     Articles or Incorporation and amendments thereto.

       3.2     Certificate of Determination for Series A 2% Convertible Preferred Stock. Incorporated by reference from Exhibit 3.3 attached to Incomnet's Pre-effective Amendment No. 1 to the Form S-3 filed with the Securities and Exchange Commission on October 21, 1996.

       3.3     Certificate of Determination for Series B 6% Convertible Preferred Stock. Incorporated by reference from Exhibit 3.7 attached to Incomnet's Registration Statement on Form S-3 filed with the
                 Securities and Exchange Commission on November 22, 1997.

       3.4     Certificate of Determination for Series C.

       3.5     Certificate of Determination for Series D.

       3.6     Revised Bylaws of Incomnet, Inc., dated January 18, 1999.

      10.1     Form of Warrant to Purchase 510,000 Shares of RCI Common Stock dated February 7, 1995. Incorporated by reference from Exhibit 4.5 attached to Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 13, 1996.

      10.2     Form of Warrant to Purchase RCI Common Stock, dated April 1996 in connection with bridge loans made to RCI from April 1996 through January 1997. Incorporated by reference from Exhibit 4.6 attached to
                 Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on
                 May 13, 1996.

      10.3     Form of Warrant to Purchase Shares of Incomnet, Inc., in connection with a December 1996 settlement with Robert Cohen, Jeff Rubin, and related parties, expiring December 9, 1999. Incorporated by reference from Exhibit 4.7 attached to Incomnet's Pre-Effective Amendment No. 1 to Form S-3, filed with the Securities and Exchange Commission on March 24, 1997.

      10.4     Form of Warrant to Purchase Shares of Incomnet, Inc., in connection with the settlement of STEVENS V.
                 SCHWARTZ AND INCOMNET, INC., expiring December 17, 2001. Incorporated by reference from Exhibit 4.8 attached to Incomnet's Pre-Effective Amendment No. 1 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on March 24, 1997.

      10.5     Employment Agreement between NTC and James R. Quandt, dated January 6, 1997. Incorporated by reference from Exhibit 10.32 attached to Incomnet's Pre-Effective Amendment No. 1 to Form S-3,
                 filed with the Securities and Exchange Commission on March 24, 1997.

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.6     Letter of Acknowledgment for Amended and Restated Management Incentive Agreement Between NTC and
                 Incomnet, Inc., dated January 28, 1997. Incorporated by reference from Exhibit 10.31 attached to
                 Incomnet's Pre-Effective Amendment No. 1 to Form S-3, filed with the Securities and Exchange
                 Commission on March 24, 1997.

      10.7     Settlement Agreements entered into on February 14, 1996, between Incomnet and various note holders, including Arthur Caplan, Jules Nordlicht, Rita Folger, Richard S. Jaffe, Kenneth Lebow, Lenore
                 Katz, and Moshe Miller. Incorporated by reference from Exhibit 10.20 attached to Incomnet's
                 Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 13,
                 1996.

      10.8     Carrier Switched Services Agreement with Wiltel, Inc., dated September 15, 1995. Incorporated by reference from Exhibit 10.14 attached to Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 13, 1996 and declared effective on October 31, 1996.
                 (Portions of this Agreement have been redacted. Incomnet has requested that the Securities and
                 Exchange Commission grant confidential treatment to the redacted portions of the Agreement.)

      10.9     Settlement Agreement Between Joel W. Greenberg and Incomnet, Inc. dated May 9, 1996. Incorporated by reference from Exhibit 99.A attached to Incomnet's Report on Form 8-K, dated June 18, 1996, relating to the settlement agreement with Joel W. Greenberg and his resignation as a director of
                 Incomnet.

      10.10    Form of Registration Rights Agreement Between Incomnet, Inc. and Purchasers of Series A Convertible
                 Preferred Stock dated September 27, 1996. Incorporated by reference from Incomnet's Pre-effective
                 Amendment No. 1 to Form S-3, filed with the Securities and Exchange Commission on October 21, 1996.

      10.11    Management Incentive Agreement with ICC (formerly NTC), dated October 14, 1996. Incorporated by reference from Exhibit 10.27 attached to Incomnet's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 22, 1996.

      10.12    Settlement Agreements by and among Incomnet, Inc., Edward Jacobs and Jerry Ballah dated November 13,
                 1996. Incorporated by reference from Exhibit 10.28 attached to Incomnet's Registration Statement on
                 Form S-3 filed with the Securities and Exchange Commission on November 22, 1996.

      10.13    Rapid Cast, Inc. Shareholder's Agreement, dated January 15, 1997. Incorporated by reference from
                 Exhibit 10.29 attached to Incomnet's Pre-Effective Amendment No. 1 to Form S-3, filed with the
                 Securities and Exchange Commission on March 24, 1997.

      10.14    Registration Rights Agreement for Rapid Cast, Inc., dated January 15, 1997. Incorporated by reference from Exhibit 10.20 to Incomnet's Pre-Effective Amendment No. 1 to Form S-3, filed with the
                 Securities and Exchange Commission on March 24, 1997.

      10.15    Settlement and Mutual Release Agreement between Incomnet, Inc. and various parties including Robert
                 Cohen, Alan Cohen, Jeff Rubin, Jeff Cohen, Broadway Partners, Lenore Katz, and Allyson Cohen, dated
                 December 9, 1996. Incorporated by reference from Exhibit 10.33 attached to Incomnet's Pre-Effective
                 Amendment No. 1 to Form S-3, filed with the Securities and Exchange Commission on March 24, 1997.

      10.16    Revised Standard Lease by ICC (formerly NTC) for space in Honolulu, Hawaii dated November 20, 1996.
                 Incorporated by reference from Exhibit 10.15 attached to Incomnet's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April
                 15, 1997.

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.17    Promissory Note and Business Loan Agreement dated March 27, 1997 between National Telephone and
                 Communications, Inc. and First Bank and Trust, Irvine Regional Office. Incorporated by reference from Exhibit 10.16 attached to Incomnet's Annual Report on Form 10-K for the fiscal year ending
                 December 31, 1996, filed with the Securities and Exchange Commission on April 15, 1997.

      10.18    Amended and Restated Management Incentive Agreement Between ICC (formerly NTC) and Incomnet, Inc., dated January 28, 1997. Incorporated by reference from Incomnet's Pre-effective Amendment to Form
                 S-3, filed with the Securities and Exchange Commission on March 24, 1997.

      10.19    Amendment to Employment Agreement between Incomnet, Inc. and Melvyn H. Reznick, dated June 5, 1997.
                 Incorporated by reference from Exhibit 10.36 attached to Incomnet's Pre-effective Amendment No. 2 to Form S-3, filed with the Securities and Exchange Commission on July 9, 1997.

      10.20    Employment Agreement between Incomnet, Inc. and Stephen A. Caswell, dated June 5, 1997. Incorporated by reference from Exhibit 10.37 attached to Incomnet's Pre-effective Amendment No. 2 to Form S-3, filed with the Securities and Exchange Commission on July 9, 1997.

      10.21    Employment Agreement between National Telephone & Communications, Inc. and Edward R. Jacobs, dated
                 July 25, 1997. Incorporated by reference from Exhibit 10.3 attached to Incomnet's Quarterly Report on Form 10-Q, for the quarterly period ending September 30, 1997, filed with the Securities and
                 Exchange Commission on November 13, 1997.

      10.22    Office Lease between ICC (formerly NTC) and The Carter Family Investment Partnership, LP, commencing
                 April 18, 1997. Incorporated by reference from Incomnet's report on Form 10-Q filed with the
                 Securities and Exchange Commission on May 15, 1997.

      10.23    Commitment Letter provided by Ironwood Telecom LLC to Incomnet, Inc. to provide Incomnet with a secured credit facility, dated October 30, 1998. Incorporated by reference from Exhibit 10.1 attached to Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities and Exchange Commission on November 17, 1998.

      10.24    Bridge Loan and Security Agreement between Incomnet, Inc. and Ironwood Telecom LLC, dated November 4,
                 1998. Incorporated by reference from the Exhibit 10.2 attached to Company's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities and Exchange Commission on
                 November 16, 1998.

      10.25    Bridge Loan Note executed by Incomnet, Inc. in favor of Ironwood Telecom LLC, dated November 4, 1998.
                 Incorporated by reference from Exhibit 10.3 attached to Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities and Exchange Commission on
                 November 16, 1998.

      10.26    Guaranty executed by National Telephone & Communications, Inc. in favor of Ironwood Telecom LLC, dated November 4, 1998, relating to Incomnet Inc.'s Bridge Loan Note. Incorporated by reference from Exhibit 10.5 attached to Incomnet's Report on Form 10-Q for the quarterly period ending
                 September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.27    Guaranty executed by National Telephone & Communications, Inc. in favor of Ironwood Telecom LLC, dated November 4, 1998, relating to Mr. Casey's Secured Promissory Note. Incorporated by reference from Exhibit 10.7 attached to Incomnet's Report on Form 10-Q for the quarterly period ending
                 September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

      10.28    Severance Agreement between Incomnet, Inc. and Melvyn Reznick, dated September 29, 1998, and amendment thereto dated November 1, 1998. Incorporated by reference from Exhibit 10.7 attached to
                 Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the
                 Securities and Exchange Commission on November 16, 1998.

      10.29    Separation Agreement between Incomnet, Inc. and James R. Quandt, dated July 1, 1998, and amendment thereto dated October 30, 1998. Incorporated by reference from Exhibit 10.8 attached to Incomnet's
                 Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

      10.30    Separation Agreement between Incomnet, Inc. and Victor C. Streufert, dated July 1, 1998, and amendment thereto dated October 30, 1998. Incorporated by reference from Exhibit 10.9 attached to
                 Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the
                 Securities and Exchange Commission on November 16, 1998.

      10.31    Amendment to Employment Agreement between Incomnet, Inc. and Stephen A. Caswell, dated October 29,
                 1998. Incorporated by reference from Exhibit 10.10 attached to Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities and Exchange Commission on
                 November 16, 1998.

      10.32    Settlement and Release Agreement between Incomnet, Inc. and the Cohen Parties, including Dr. Robert
                 Cohen, Stefanie Rubin, Allyson Cohen, Jeffrey Cohen, Jeffrey Rubin, Dr. Alan Cohen, Lenore Katz,
                 Broadway Partners and Meryl Cohen, custodian for Gabrielle Cohen, Erica Cohen, Jaclyn Cohen and
                 Nicole Cohen, dated November 5, 1998. Incorporated by reference from Exhibit 10.11 attached to
                 Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the
                 Securities and Exchange Commission on November 16, 1998.

      10.33    Settlement and Release Agreement Among Incomnet, Inc., Ironwood Telecom LLC, Ellen Cohen and Martin
                 Fabrikant, dated November 5, 1998. Incorporated by reference from Exhibit 10.12 attached to
                 Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the
                 Securities and Exchange Commission on November 16, 1998.

      10.34    Stock Purchase and Release Agreement Among Gary Kaplowitz, Alan Rothstein, S&R Holdings, Ironwood
                 Telecom LLC, Incomnet, Inc. and John P. Casey, dated November 4, 1998. Incorporated by reference from Exhibit 10.13 attached to Incomnet's Report on Form 10-Q for the quarterly period ending
                 September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

      10.35    Employment Agreement by and among Incomnet, Inc., National Telephone & Communications, Inc., and
                 Denis Richard, dated September 29, 1998. Incorporated by reference from Exhibit 10.2 attached to
                 Incomnet's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 14,
                 1998.

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.36    Acknowledgment Letter of Services Agreement Between Incomnet, Inc. and John P. Casey, dated September
                 29, 1998. Incorporated by reference from Exhibit 10.2 attached to Incomnet's Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 1998.

      10.37    Board Change Agreement among Incomnet, Inc., the Current Directors of Incomnet, Inc. and John P.
                 Casey, dated 28, 1998. Incorporated by reference from Exhibit 10.1 attached to Incomnet's Report on
                 Form 8-K, filed with the Securities and Exchange Commission on August 31, 1998.

      10.38    Standard Sublease Between National Telephone & Communications, Inc., and Vision Capital Services
                 Corporation and Performance Capital Management, Inc., dated July 28, 1998. Incorporated by reference from Exhibit 10.17 attached to Incomnet's Report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

      10.39    Warrant Agreement dated as of November 4, 1998 between Incomnet, Inc., and Ironwood Telecom LLC relating to the issuance of 500,000 Incomnet, Inc. Warrants. Incorporated by reference from Exhibit
                 10.4 attached to Incomnet's report on Form 10-Q for the quarterly period ending September 30, 1998 filed with the Securities & Exchange Commission on November 16, 1998.

      10.40    Warrant Agreement dated as of November 16, 1998 between Incomnet, Inc., and Ironwood Telecom LLC relating to the issuance of 100,000 Incomnet, Inc. Warrants.

      10.41    Registration Rights Agreement dated as of November 4, 1998 between Incomnet, Inc. and Ironwood
                 Telecom LLC.

      10.42    Loan and Security Agreement dated as of December 15, 1998 among Incomnet, Inc., Incomnet
                 Communications Corporation and Ironwood Telecom LLC.

      10.43    Term Note dated December 15, 1998 issued by Incomnet, Inc. in the original principal amount of
                 $8,374,610.64 payable to Ironwood Telecom LLC.

      10.44    WorldCom Promissory Note dated December 15, 1998, issued by Incomnet, Inc. in the original principal amount of $3,456,151.56 payable to Ironwood Telecom LLC.

      10.45    Amended and Restated First Bank Promissory Note dated December 15, 1998 issued by Incomnet, Inc. in the original principal amount of $4,954,707.80 payable to Ironwood Telecom LLC.

      10.46    Guaranty dated as of December 15, 1998, by Incomnet Communications Corporation in favor of Ironwood
                 Telecom LLC.

      10.47    Warrant to Purchase 2,000,000 Shares of Common Stock of Incomnet, Inc. dated December 15, 1998 issued by Incomnet, Inc. to Ironwood Telecom LLC.

      10.48    Warrant to Purchase 1,000,000 Shares of Common Stock of Incomnet, Inc. dated December 15, 1998 issued by Incomnet, Inc. to Ironwood Telecom LLC.

      10.49    Employment Agreement between Incomnet, Inc. and George P. Blanco dated January 19, 1999.

      10.50    Incomnet, Inc. Equity Incentive Stock Plan, approved by the Board of Directors of Incomnet, Inc. on
                 January 18, 1999.

      10.51    Incomnet, Inc. Employee Stock Purchase Plan, approved by the Board of Directors of Incomnet, Inc. on
                 January 18, 1999.

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.52    Settlement Agreement and Mutual General Release among Incomnet, Inc., GenSource Corporation, Jerry C.
                 Buckley, Ralph M. Flygare, Robert Reisbaum and E.V. Schmidt dated as of March 9, 1999.

      10.53    Telecommunications Services Agreement and Rate Schedule between WorldCom Network Services, Inc. and
                 Incomnet Communications Corporation dated as of November 1, 1998. (Portions of this Agreement have been redacted. Incomnet has requested that the Securities and Exchange Commission grant confidential treatment to the redacted portions of the Agreement.)

      10.54    Program Enrollment Terms Agreement between WorldCom Network Services, Inc. and Incomnet
                 Communications Corporation dated as of November 1, 1999. (Portions of this Agreement have been redacted. Incomnet has requested that the Securities and Exchange Commission grant confidential treatment to the redacted portions of the Agreement.)

      10.55    Service Schedule Agreement between WorldCom Network Services, Inc. and Incomnet Communications
                 Corporation dated as of November 1, 1998. (Portions of this Agreement have been redacted. Incomnet has requested that the Securities and Exchange Commission grant confidential treatment to the redacted portions of the Agreement.)

      10.56    Amendment No. 1 to Telecommunications Services Agreement and Program Enrollment Terms between ICC and
                 WorldCom effective March 12, 1999. (Portions of this Agreement have been redacted. Incomnet has requested that the Securities and Exchange Commission grant confidential treatment to the redacted portions of the Agreement.)

      10.57    Loan and Security Agreement between ICC and Foothill Capital Corporation dated as of April 9, 1999.

      10.58    Intellectual Property Security Agreement between ICC and Foothill Capital Corporation dated as of
                 April 9, 1999.

      10.59    Security Agreement between Incomnet, Inc. and Foothill Capital Corporation dated as of April 9, 1999.

      10.60    Intercreditor and Subordination Agreement between Foothill Capital Corporation and Ironwood Telecom
                 LLC dated as of April 9, 1999.

      10.61    Warrant issued to Ironwood Telecom LLC to purchase 1,250,000 shares of Incomnet Common Stock dated
                 April 9, 1999.

      10.62    Key Independent Representative Stock Option Plan for ICC adopted as of February 28, 1997.
                 Incorporated by reference from Exhibit 10.34 to Incomnet's Amendment No. 2 to Form S-3 filed with the Securities and Exchange Commission July 9, 1997.

      10.63    1996 Senior Executive and Consultant Convertible Debt Plan for ICC adopted as of February 28, 1997.
                 Incorporated by reference from Exhibit 10.34 to Incomnet's Amendment No. 2 to Form S-3, filed with the Securities and Exchange Commission July 9, 1997.

      10.64    ICC Directors Stock Option Plan adopted as of February 28, 1997. Incorporated by reference from
                 Exhibit 10.34 to Incomnet's Amendment No. 2 to Form S-3 filed with the Securities and Exchange
                 Commission on July 9, 1997.

      10.65    ICC 1996 Stock Option Plan adopted February 28, 1997. Incorporated by reference from Exhibit 10.34 to
                 Incomnet's Amendment No. 2 to Form S-3 filed with the Securities and Exchange Commission on July 9,
                 1997.

      10.66    Promissory Note executed by Jerry Ballah in favor of ICC dated as of April 11, 1997 in the amount of
                 $3,771,348.

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.67    Convertible Debt Unit dated as of April 11, 1997 issued to Jerry Ballah.

      10.68    Convertible Debt Plan Grant Agreement dated as of April 11, 1997 between ICC and Jerry Ballah dated
                 April 11, 1997.

      10.69    Convertible Debt Unit Pledge Agreement between Jerry Ballah and ICC dated as of April 11, 1997.

      10.70    Promissory Note executed by Edward R. Jacobs in favor of ICC dated as of April 11, 1997 in the amount of $3,021,345.

      10.71    Convertible Debt Unit dated as of April 11, 1997 issued to Edward R. Jacobs.

      10.72    Convertible Debt Plan Grant Agreement between ICC and Edward R. Jacobs dated April 11, 1997.

      10.73    Convertible Debt Unit dated as of April 11, 1997 issued to Edward R. Jacobs.

      10.74    Promissory Note executed by Edward R. Jacobs in favor of ICC dated as of April 11, 1997 in the amount of $1,200,000.

      10.75    Convertible Debt Plan Grant Agreement between ICC and Edward R. Jacobs dated April 11, 1997.

      10.76    Convertible Debt Unit Pledge Agreement between Edward R. Jacobs and ICC dated as of April 11, 1997.

      10.77    Promissory Note in the amount of $550,219.77 executed by Jerry Ballah in favor of ICC dated March 31,
                 1997.

      10.78    Amendment to Registration Rights Agreement between Ironwood and Incomnet dated as of April 9, 1999.

      10.79    Consent and Amendment No. 1 to Loan and Security Agreement between Ironwood and Incomnet dated as of
                 April 9, 1999.

      21       Subsidiaries of the Registrant.

      27       Financial data schedule (Article 5 of Regulation S-X).