Form 10-Q
period 1999-03-31
INCOMNET INC
filed 1999-05-24
CIK 353356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                          COMMISSION FILE NO. 0-12386

                            ------------------------

                                 INCOMNET, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              CALIFORNIA                           95-2871296
       (State of Incorporation)         (IRS Employer Identification No.)

                       2801 MAIN STREET, IRVINE, CA 92614
                    (Address of Principal Executive Offices)

                                 (949) 224-7300
              (Registrant's Telephone Number, Including Area Code)

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Number of shares of registrant's common stock outstanding as of May 14, 1999 was 19,933,000 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I           FINANCIAL INFORMATION

    ITEM 1.      Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets.....................................................           1

                 Condensed Consolidated Statements of Operations...........................................           2

                 Condensed Consolidated Statements of Cash Flows...........................................           3

                 Notes to Condensed Consolidated Financial Statements......................................           4

    ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....          15

    ITEM 3.      Quantitative and Qualitative Disclosure of Market Risk....................................          21

PART II          OTHER INFORMATION

    ITEM 1.      Legal Proceedings.........................................................................          22

    ITEM 2.      Changes In Securities.....................................................................          22

    ITEM 6.      Exhibits and Reports on Form 8-K..........................................................          23

SIGNATURES.................................................................................................          25

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 INCOMNET, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,   DECEMBER 31,
                                                                                       1999          1998
                                                                                    -----------  ------------
                                                                                    (UNAUDITED)    (NOTE 1)
                                                                                      (IN THOUSANDS, EXCEPT
                                                                                           SHARE DATA)
ASSETS
Current assets:
  Cash............................................................................   $   2,578    $    3,772
  Accounts receivable, less allowance for doubtful accounts of $1,043 at March 31,
    1999 and $3,298 at December 31, 1998..........................................       4,725         5,579
  Net assets of discontinued operations...........................................         200           531
  Prepaid expenses and other current assets.......................................         319           424
                                                                                    -----------  ------------
    Total current assets..........................................................       7,822        10,306
Facilities and equipment, net of accumulated depreciation and amortization of
  $7,537 at March 31, 1999 and $7,527 and December 31, 1998.......................       8,815         9,287
Goodwill, net of accumulated amortization of $1,905 at March 31, 1999 and $1,830
  at December 31, 1998............................................................       3,875         3,950
Deposits and other assets.........................................................         959           877
                                                                                    -----------  ------------
    Total assets..................................................................   $  21,471    $   24,420
                                                                                    -----------  ------------
                                                                                    -----------  ------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable................................................................   $   2,809    $    3,002
  Accrued expenses................................................................       2,147         2,188
  Accrued litigation settlement...................................................       8,500         8,500
  Accrued excise tax..............................................................       3,160         3,009
  Current portion of long-term debt...............................................         495         2,307
  Deferred revenue................................................................         960         1,007
  Other current liabilities.......................................................       3,727         3,386
                                                                                    -----------  ------------
    Total current liabilities.....................................................      21,798        23,399

Long-term debt, excluding current portion.........................................      16,989        16,819

Contingencies (Notes 2 and 5)

Shareholders' deficit:
Preferred stock, no par value; 100,000 shares authorized; 2,056 shares issued and outstanding at March 31, 1999 and December 31, 1998 (aggregate liquidation
  preference of $2,226,000 at March 31, 1999).....................................       1,802         1,802
Common stock, no par value; 20,000,000 shares authorized; 19,933,000 shares issued
  and outstanding at March 31, 1999 and December 31, 1998.........................      67,132        67,114
Accumulated deficit...............................................................     (86,250)      (84,714)
                                                                                    -----------  ------------
Total shareholders' deficit.......................................................     (17,316)      (15,798)
                                                                                    -----------  ------------
Total liabilities and shareholders' deficit.......................................   $  21,471    $   24,420
                                                                                    -----------  ------------
                                                                                    -----------  ------------

SEE ACCOMPANYING NOTES.

                                 INCOMNET, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ----------------------
                                                                              1999
                                                                            ---------
                                                                                          1998
                                                                                       -----------
                                                                                       (RESTATED)
                                                                            (IN THOUSANDS, EXCEPT
                                                                              PER SHARE AMOUNTS)
Net sales:
  Telephone services......................................................  $   8,136   $  17,217
  Marketing program.......................................................        597         215
                                                                            ---------  -----------
Total net sales...........................................................      8,733      17,432

Cost of sales:
  Telephone services......................................................      4,448      10,888
  Marketing program.......................................................      1,005         332
                                                                            ---------  -----------
Total cost of sales.......................................................      5,453      11,220
                                                                            ---------  -----------

Gross profit..............................................................      3,280       6,212

Operating expenses:
  General and administrative..............................................      4,508       5,783
  Bad debt expense........................................................        279       1,400
  Depreciation and amortization...........................................        824         872
  Other operating expenses................................................        150          82
                                                                            ---------  -----------
Total operating expenses..................................................      5,761       8,137
                                                                            ---------  -----------

Operating loss............................................................     (2,481)     (1,925)

Interest expense and amortization of original issue discount, net of
  interest income of $46 and $33 for 1999 and 1998, respectively..........        557         232
                                                                            ---------  -----------

Loss from continuing operations before income tax benefit.................     (3,038)     (2,157)

Income tax benefit........................................................         --         (14)
                                                                            ---------  -----------

Loss from continuing operations...........................................     (3,038)     (2,143)

Discontinued operations:
  Loss from operations of discontinued optical systems, network services
    and computer software businesses......................................       (236)       (872)
  Gain on disposal of network services and computer software businesses...      1,738         535
                                                                            ---------  -----------
  Income (loss) from discontinued operations..............................      1,502        (337)
                                                                            ---------  -----------
Net loss..................................................................  $  (1,536)  $  (2,480)
                                                                            ---------  -----------
                                                                            ---------  -----------

Basic and diluted income (loss) per common share:
  Continuing operations...................................................  $   (0.15)  $   (0.16)
  Discontinued operations.................................................       0.07       (0.03)
                                                                            ---------  -----------
  Net loss per share......................................................  $   (0.08)  $   (0.19)
                                                                            ---------  -----------
                                                                            ---------  -----------

Weighted average number of shares outstanding.............................     19,933      13,331
                                                                            ---------  -----------
                                                                            ---------  -----------

SEE ACCOMPANYING NOTES.

                                 INCOMNET, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ----------------------
                                                                              1999
                                                                            ---------
                                                                                          1998
                                                                                       -----------
                                                                                       (RESTATED)
                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss..................................................................  $  (1,536)  $  (2,480)
  Less income (loss) from discontinued operations.........................      1,502        (337)
                                                                            ---------  -----------
  Loss from continuing operations.........................................     (3,038)     (2,143)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
  Depreciation and amortization...........................................        824         872
  Provision for uncollectible accounts receivable.........................        279       1,400
  Amortization of original issue discount.................................         70          --
  Compensation expense related to stock option grants.....................         18          --
  Changes in operating assets and liabilities:
    Accounts receivable...................................................        575       1,769
    Prepaid expenses and other current assets.............................        105        (314)
    Accounts payable......................................................       (193)        302
    Accrued expenses......................................................        (41)     (1,187)
    Accrued excise taxes..................................................        151         (37)
    Deferred revenue......................................................        (47)       (157)
    Other current liabilities.............................................        423         160
                                                                            ---------  -----------
Net cash provided by (used in) operating activities.......................       (874)        665

INVESTING ACTIVITIES:
Additions to facilities and equipment, net................................       (277)       (228)
Increase in notes receivable..............................................         --         (47)
Increase in deposits and other assets.....................................        (82)       (181)
                                                                            ---------  -----------
Net cash used in investing activities.....................................       (359)       (456)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt..................................        185         223
Repayment of long-term debt...............................................       (121)       (334)
Proceeds from issuance of common stock....................................         --          81
                                                                            ---------  -----------
Net cash provided by (used in) financing activities.......................         64         (30)

Net cash provided by (used in) continuing operations......................     (1,169)        179
Net cash provided by (used in) discontinued operations....................        (25)        884
                                                                            ---------  -----------

Net increase (decrease) in cash...........................................     (1,194)      1,063
Cash at beginning of period...............................................      3,772         754
                                                                            ---------  -----------
Cash at end of period.....................................................  $   2,578   $   1,817
                                                                            ---------  -----------
                                                                            ---------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing transactions:
  Retirement of debt and accrued interest in connection with the sale of
    GenSource.............................................................  $  (1,858)  $      --

SEE ACCOMPANYING NOTES.

                                 INCOMNET, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Incomnet, Inc. ("Incomnet") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

    The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in Incomnet's Annual Report on Form 10-K for the year ended December 31, 1998.

    The condensed consolidated financial statements include the accounts of Incomnet and its wholly owned subsidiary, Incomnet Communications Corp. ("ICC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates made in preparing the condensed consolidated financial statements include the allowance for doubtful accounts, income tax valuation allowance, litigation settlement costs, certain accrued liabilities and future undiscounted cash flows used in the analysis of the impairment of long-lived assets. Actual results could differ from those estimates.

    Certain amounts reported in prior periods have been reclassified to conform with the current period presentation.

2. OPERATIONS AND FINANCING

    During the preceding three years and the quarter ended March 31, 1999, Incomnet has recognized significant net losses from continuing operations. As a result, at March 31, 1999, Incomnet has an accumulated deficit and net capital deficiency of $86.3 million and $17.3 million, respectively, and its current liabilities exceed its current assets by approximately $14.0 million.

    Incomnet is taking steps to revitalize ICC's network marketing organization, including developing new telecommunications products that are more competitive, working closer with its Representatives to help them better understand the products and services provided by ICC, developing new commission and bonus programs that will make ICC more competitive in attracting new Representatives, and expanding its focus on Representative recruiting from primarily a Southern California focus to a nationwide program. Management believes its new marketing plans have and will continue to revitalize ICC's efforts to attract additional representatives. In addition to revitalizing its network marketing organization, ICC also is continuing a cost control program that is anticipated to result in a more efficient operation and a reduced cost structure overall.

                                 INCOMNET, INC.

                                 MARCH 31, 1999

2. OPERATIONS AND FINANCING (CONTINUED)
    In April 1999, Incomnet obtained a line-of-credit facility providing for borrowings, based on eligible accounts receivable, up to a maximum of $12.5 million from Foothill Capital Corporation. In addition, Incomnet has had recent discussions with Ironwood Telecom LLC ("Ironwood") regarding the possible conversion into equity of some or all of Incomnet's $16.8 million debt obligation owing to Ironwood. Incomnet is also seeking additional financing that may take the form of either additional debt or equity. To assist in its financing efforts, Incomnet has engaged a financial advisor to help identify additional sources of equity financing. No assurances can be given that Incomnet will be successful in raising additional debt or equity financing either through this financial advisor or at all.

    Management believes Incomnet has sufficient sources of financing to continue operations throughout 1999 at planned levels of operations. However, due to uncertainties inherent in the achievement of management's strategic plan, there are no assurances that Incomnet will attain planned levels of operations. Ultimately, Incomnet's long-term success is dependent upon its ability to successfully execute its strategic plan, obtain additional long-term financing, complete its Year 2000 remediation, and ultimately attain sustained profitable operations.

3. DISCONTINUED OPERATIONS AND RESTATEMENTS

    DISCONTINUED OPERATIONS AND RAPID CAST, INC. EQUITY ACCOUNTING RESTATEMENT

    Incomnet sold most of its interest in three businesses previously reported as business segments. Accordingly, these segments have been accounted for as discontinued operations in 1998 and 1999. Incomnet has also reclassified the quarter ended March 31, 1998 to present the operating results of the three businesses as discontinued operations.

    GenSource--In March 1999, Incomnet sold its interest in the common stock of the computer software business segment, consisting of GenSource Corporation ("GenSource"), a developer and marketer of software programs used to administer insurance-related claims, such as workers' compensation and short-term and long-term disability. The sale was made to a group of private investors in exchange for the release from liability of Incomnet under promissory notes to the former owners of GenSource of approximately $1,776,000 plus accrued interest. In addition, Incomnet paid $25,000 in cash for certain transaction expenses and received 15,507 shares of convertible preferred stock in GenSource with a stated value of $32.25 per share. No value was assigned to the preferred stock which represents an approximately 15% interest in GenSource on a fully-diluted basis. In connection with the disposition of GenSource, Incomnet recognized a gain of approximately $1,738,000. Incomnet has no expectation of continuing involvement with GenSource.

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

    Rapid Cast--Incomnet acquired 51% of the common stock of Rapid Cast, Inc. ("RCI") (10.2 million of the 20 million then outstanding shares) in February 1995. Initially, RCI was accounted for using the equity method of accounting. However, by the second quarter of 1995, control was determined to be other than temporary and RCI was consolidated with Incomnet. In January 1997, RCI sold 8 million new shares

                                 INCOMNET, INC.

                                 MARCH 31, 1999

3. DISCONTINUED OPERATIONS AND RESTATEMENTS (CONTINUED) of its common stock in a private placement and issued an additional 2.3 million shares in other transactions, reducing Incomnet's investment in RCI to approximately 33% and requiring the equity method of accounting for its remaining interest in RCI. In its consolidated financial statements for the quarter ended March 31, 1998 as originally reported, Incomnet gave no recognition to the increase in its share of RCI's net equity resulting from the sale by RCI of its common stock because prior management was not satisfied that the sale would provide sufficient resources to allow RCI to become successful. However, Incomnet's consolidated financial statements have been restated to reflect a $7.2 million increase in consolidated stockholders' equity in accordance with the equity method of accounting. Additionally, operating results for Incomnet for 1997 and for the first nine months of 1998 were restated to reflect additional losses of $2.0 million and $1.3 million, respectively, to account for Incomnet's share of RCI's net losses under the equity method of accounting. The restatement increased the net loss and loss per share for the three month period ended March 31, 1998 by $1,032,000 and $0.08, respectively, from the amounts previously reported. In the third quarter of 1998, Incomnet sold a portion of its investment in RCI to outside investors, which resulted in a net gain on the disposition of $2.6 million. In the fourth quarter of 1998, Incomnet decided to streamline its operations to focus solely on its telecommunications business. As part of that effort, Incomnet has determined to dispose of its remaining investment in RCI and expects that this will occur in 1999. At March 31, 1999, Incomnet holds a 17.4% ownership interest in RCI, with a carrying value of $200,000, and warrants for the purchase of 2.6 million additional RCI shares of common stock at exercise prices ranging from $0.75 to $2.25 per share. Incomnet has no expectation of continuing involvement with RCI.

    Summarized financial information for the discontinued operations are as follows (in thousands):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1999          1998
                                                                      -----------  -------------
Current assets......................................................   $     200     $     992
Total assets........................................................         200         1,433
Total liabilities (current).........................................          --          (902)
Net assets of discontinued operations...............................         200           531


                                                                       THREE MONTHS ENDED MARCH
                                                                                 31,
                                                                      --------------------------
                                                                         1999          1998
                                                                      -----------  -------------
Revenues............................................................   $     354     $   1,140
                                                                           -----        ------
                                                                           -----        ------

    The net assets of the discontinued operations as of December 31, 1998 represent the net assets of GenSource of $331,000 and RCI of $200,000, which have been classified as current assets as of December 31, 1998. The net assets of discontinued operations at March 31, 1999 are comprised of the remaining investment in RCI.

    CHANGE IN ESTIMATE--DEFERRED MARKETING REVENUES

    During the fourth quarter of 1998, the Company changed its method of estimating deferred marketing revenue. The impact of adopting this change in estimation methodology resulted in the restatement of the

                                 INCOMNET, INC.

                                 MARCH 31, 1999

3. DISCONTINUED OPERATIONS AND RESTATEMENTS (CONTINUED) previously filed interim report on Form 10-Q for the quarterly period ended March 31, 1998 to reduce marketing revenues recognized by $435,000 and loss per share reported by $0.03.

4. NET LOSS PER SHARE

    Basic and diluted loss per share is computed based on the weighted average number of common shares outstanding during each period since common stock equivalents are anti-dilutive. Because the number of options, warrants, and other convertible instruments outstanding (22,572,330 and 11,612,345 at March 31, 1999 and 1998, respectively) are anti-dilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes. Loss per share from continuing operations has been increased as follows (in thousands):

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             --------------------
                                                                               1999       1998
                                                                             ---------  ---------
Loss from continuing operations............................................  $   3,038  $   2,143
Preferred stock dividends..................................................         --         16
Preferred stock dividends in arrears.......................................         23         36
                                                                             ---------  ---------
Loss from continuing operations applicable to common shareholders..........  $   3,061  $   2,195
                                                                             ---------  ---------
                                                                             ---------  ---------

    The weighted average common shares originally used in the loss per share computation for the three month period ended March 31, 1998 has been restated from 14,508,000 to 13,331,000. The impact on the loss per share was ($0.01).

5. LITIGATION

    The following is a description of pending legal proceedings in which Incomnet is a party. No assurance is given that any of these legal proceedings will not have a material adverse impact on the business, financial condition or results of operation of Incomnet.

    SANDRA GAYLES, ET AL. V. SAM D. SCHWARTZ, ET AL. On October 17, 1995, Incomnet was served with a complaint in a class action lawsuit ENTITLED SANDRA GAYLES, ET AL. V. SAM D. SCHWARTZ AND INCOMNET, INC., Case No. CV95-0399 AWT
(BQRx), filed in the United States District Court for the Central District of California. As amended, the complaint alleges that Incomnet violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder because Incomnet failed to disclose and falsely denied the existence of a non-public investigation of Incomnet by the Securities and Exchange Commission. The complaint also claims that Incomnet and its President and former Chairman of the Board of Directors, Sam D. Schwartz, violated Sections 10(b), 16(a), 20(a) and 23(a) of the Securities Exchange Act of 1934, and Section 25400 of the California Corporations Code, because they did not disclose until August 1995 purchases and sales of Incomnet's stock made in the open market by an affiliate of Mr. Schwartz between September 1994 and August 1995. The amended complaint seeks compensatory damages, interest, attorneys' fees and costs, and other extraordinary, equitable and

                                 INCOMNET, INC.

                                 MARCH 31, 1999

5. LITIGATION (CONTINUED)
injunctive relief as may be appropriate. On January 11, 1996, the court certified the case as a class action pursuant to the parties' stipulation.

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

    In September 1998, Incomnet entered into a new written settlement agreement with the class plaintiffs. The settlement agreement is subject to court approval and satisfaction of certain other conditions. The terms of the settlement include payment to the plaintiffs of a total of $500,000, reimbursement of certain expenses up to a maximum of $100,000 and issuance of a certain number of shares of Incomnet's common stock based on a formula. The maximum number of shares of Incomnet common stock that are to be issued in accordance with the formula under the settlement agreement is 4,125,000, assuming a $1 per share trading price at the time the formula is applied. The minimum number of shares of common stock that are to be issued under the settlement agreement is 1,375,000 shares, assuming a $3 per share trading price at the time the formula is applied. Prior to completion of the settlement agreement and issuance of the shares in accordance with that agreement, Incomnet's shareholders must approve an amendment to Incomnet's Articles of Incorporation to increase the authorized number of shares of common stock. It is anticipated that the closing of the settlement agreement and issuance of shares will occur no earlier than June 1999. The Court has preliminarily approved the settlement. A hearing on final approval was scheduled for May 20, 1999. The parties recently agreed to extend the date of the hearing on final approval of the settlement agreement between Incomnet and the class plaintiffs from May 20, 1999 to June 14, 1999. There is no assurance that this new settlement will be approved and consummated. Should the settlement not be approved, Incomnet intends to vigorously defend the lawsuit. The case is still in the discovery phase. Incomnet accrued the original settlement amount of $8.65 million in Incomnet's balance sheet and statement of operations for the year ended December 31, 1997. During 1998, Incomnet accrued for the reimbursement of certain expenses for the maximum amount of $100,000 and paid $250,000 towards the settlement payment to the plaintiffs included in the terms of the agreement. Incomnet does not intend to adjust the accrued litigation settlement in the consolidated financial statements until closing and final approval of the settlement agreement, approval of the related amendments to the articles of incorporation to increase the authorized number of shares of common stock of Incomnet and elimination of any other uncertainties related to the settlement.

    In separate litigation pending in California state court, Mr. Schwartz seeks indemnification from Incomnet with respect to any judgments, legal fees or other costs incurred in connection with his defense of this lawsuit. Incomnet intends to vigorously defend against Mr. Schwartz's indemnification claims.

    The following lawsuits are in varying stages of the legal process and, as a result, Incomnet is unable to estimate the probability of the outcome or a range of potential loss, if any.

    JAMES A. BELTZ, ET AL. V. SAMUEL D. SCHWARTZ, ET AL. On July 22, 1997, Incomnet was named in a lawsuit, JAMES A. BELTZ, ET. AL. V. SAMUEL D. SCHWARTZ, RITA SCHWARTZ STEPHEN A. CASWELL, JOEL W. GREENBERG, INCOMNET, INC., DAVID BODNER AND MURRAY HUBERFELD, Case No. 97-1678 (MJD/AJB), in the United States District Court for the District of

                                 INCOMNET, INC.

                                 MARCH 31, 1999

5. LITIGATION (CONTINUED)
Minnesota. The lawsuit was filed by approximately twenty plaintiffs who were allowed to opt out of the GAYLES class action lawsuit to pursue a lawsuit on their own. The complaint alleges that Mr. Schwartz and the other defendants created a fraudulent scheme to drive up the price of Incomnet's stock in violation of Sections 9, 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Minnesota law. The lawsuit alleges losses by the plaintiffs of approximately $1.5 million and seeks unspecified damages. The case is in the discovery phase. On or about March 24, 1998, the plaintiffs in this suit plus several additional plaintiffs commenced a parallel state court action entitled JAMES A. BELTZ, ET. AL. V. SAMUEL D. SCHWARTZ AND RITA L. SCHWARTZ, STEPHEN A. CASWELL, JOEL W. GREENBERG, INCOMNET, INC., DAVID BODNER, AND MURRAY HUBERFELD, Case No. MC 98-00674, in the State of Minnesota, County of Hennepin. This state lawsuit brings causes of action for violations of Minnesota statutes covering securities fraud, consumer fraud, control person liability and conspiracy to defraud based on the same factual allegations pleaded in the federal suit. Plaintiffs allege losses of over $1.8 million and the lawsuit seeks unspecified damages. The case will enter the discovery phase should court-sponsored mediation efforts fail to resolve the parties' disputes. Incomnet plans to vigorously defend this lawsuit. The court in the state action recently scheduled a mediation and settlement conference for June 9, 1999. The court also scheduled the matter for trial this year.

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

                                 INCOMNET, INC.

                                 MARCH 31, 1999

5. LITIGATION (CONTINUED)
    In separate litigation pending in California state court, Mr. Schwartz seeks indemnification from Incomnet with respect to any judgments, legal fees or other costs incurred in connection with his defense of this lawsuit. Incomnet intends to vigorously defend against Mr. Schwartz's indemnification claims.

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

    ROBERT AND NANCY ZIVITZ V. JOEL GREENBERG, ET AL. On August 27, 1998, Nancy Zivitz, a former director of Incomnet, and her husband, filed a lawsuit entitled ROBERT AND NANCY ZIVITZ V. JOEL GREENBERG, ET AL, Case No. 98C 5350, in the United States District Court for the Northern District of Illinois, against Mr. Schwartz, his wife Rita Schwartz, a former director of Incomnet, and Joel Greenberg, a former director and officer of Incomnet. The complaint asserts claims of common law fraud and civil conspiracy based on allegations that defendants conspired to drive up the price of Incomnet stock by making false statements regarding Incomnet and that defendants engaged in insider trading. While

                                 INCOMNET, INC.

                                 MARCH 31, 1999

5. LITIGATION (CONTINUED)
Incomnet has not been named in the lawsuit, Mr. and Mrs. Schwartz have commenced a third party action against Incomnet seeking indemnification with respect to costs incurred in defending the lawsuit. Incomnet intends to vigorously oppose this claim. Mr. Greenberg has made written demands for indemnification and seeks an advance to cover his legal fees in the case. In April 1999, the United States District Court granted Incomnet's motion to dismiss this case. On April 7, 1999, the court, upon Incomnet's motion, dismissed without prejudice, Mr. and Mrs. Schwartz' third party action against Incomnet for indemnification of costs incurred by them in defense of the lawsuit. In declining to exercise its jurisdiction, the court referenced the litigation between Mr. and Mrs. Schwartz and Incomnet presently pending in California state court.

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

                                 INCOMNET, INC.

                                 MARCH 31, 1999

5. LITIGATION (CONTINUED)
World Tech also alleges claims of fraud, negligent misrepresentation and unjust enrichment, and seeks an accounting. Incomnet plans to continue to vigorously prosecute this action.

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

    On February 17, 1999, former ICC independent sales representatives Kevin Porter, Robin Kasten, and Larry Tate attempted to commence separate arbitration proceedings against Incomnet and ICC, alleging, INTER ALIA, that Incomnet and ICC failed to make payments owed to them. The complaints in these arbitration proceedings purport to assert various causes of action against Incomnet and ICC, including claims for purported fraud, unfair business practices, breach of contract, negligence and conversion. The plaintiffs in these separate arbitration proceedings seek unspecified damages, including punitive damages. Plaintiffs are required under the terms of their independent representative agreements with ICC to commence any proceedings against ICC before the American Arbitration Association, but have not yet

                                 INCOMNET, INC.

                                 MARCH 31, 1999

5. LITIGATION (CONTINUED)
done so. Incomnet and ICC have not yet filed answering statements in these actions, and no trial date has been set. Incomnet intends to vigorously defend these arbitration proceedings.

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

    LAWSUIT BY COMMUNICATIONS CONSULTING, INC. On June 23, 1998, Communications Consulting, Inc. ("CCI"), filed a lawsuit against National Telephone & Communications, Inc. entitled COMMUNICATIONS CONSULTING, INC. V. NATIONAL TELEPHONE & COMMUNICATIONS, INC., Case No. 795910, in the Superior Court of the State of California, Orange County. CCI claims that ICC improperly terminated a consulting agreement between CCI and ICC and owes CCI a sum of $127,038, interest and reasonable costs, fees and expenses associated with its lawsuit. The case is in the discovery phase and a trial date is set for July 26, 1999. Incomnet intends to vigorously defend this lawsuit.

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

                                 INCOMNET, INC.

                                 MARCH 31, 1999

5. LITIGATION (CONTINUED)
    In April 1999, Stephen A. Caswell, a former officer of Incomnet, threatened to commence an arbitration against Incomnet with respect to amounts allegedly owed to him pursuant to his employment agreement with Incomnet.

    From time to time, Incomnet is also involved in litigation arising from the ordinary course of business, the ultimate resolution of which is not expected to have a material adverse effect on the financial condition, results of operations or cash flows of Incomnet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains statements that are based upon certain estimates, projections and other forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 with respect to Incomnet, Inc. ("Incomnet") and its subsidiary, Incomnet Communications Corporation ("ICC"). Forward-looking statements give Incomnet's expectations or forecast of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "estimate," "expect," "project," "plan," "believe," "anticipate," "intend," and other words and terms of similar meanings in connection with disclosures of future operating or financial performance. In particular, these statements relate to future actions, prospective performance or results of current and anticipated products, sales, efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

    All of the forward-looking statements contained in the Quarterly Report on Form 10-Q or in other Incomnet publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual or future results. Consequently, no forward-looking statement can be guaranteed. Incomnet's actual results may vary materially and there are no guarantees about the performance of Incomnet stock.

    Incomnet undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. Future disclosures on related subjects in Incomnet's reports to the Securities and Exchange Commission ("SEC") may update some of Incomnet's disclosures (including Forms 10-Q and 8-K filed in the future) contained herein.

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

    - Departure of key independent sales representatives ("Representatives") and inability to attract new Representatives;

    - Litigation and administrative proceedings;

    - Departure or retirement of key executives; and

    - Costs and risks of entering and expanding into new markets and new services.

OVERVIEW

    Incomnet is the parent company of ICC, a provider of long distance and telecommunication services to residential customers and businesses throughout the United States. ICC's telecommunication services are sold by ICC's network of Representatives.

    In March 1999, Incomnet sold all of its common stock of GenSource Corporation ("GenSource") in exchange for the cancellation of approximately $1.8 million in debt plus accrued interest owed by Incomnet to the former owners of GenSource. Incomnet has retained an approximate 15% interest in GenSource on a fully diluted basis in the form of 15,507 shares of convertible preferred stock of GenSource. As part of the sale of GenSource stock, Incomnet settled litigation brought by the former holders of the debt that was cancelled as part of the transaction.

    In March 1999, the court presiding over Incomnet's class action securities litigation entered an order granting preliminary approval of the class action. The settlement calls for cash payment of $500,000, payment of up to $100,000 of costs, and the issuance of 1.375 million to 4.125 million shares of Incomnet Common Stock, depending upon the price at the time of issuance. A hearing to obtain final court approval is scheduled for June 14, 1999.

    In April 1999, ICC obtained a $12.5 million credit facility from Foothill Capital Corporation. This facility was obtained to assist in executing Incomnet's strategic plan and to fund ICC's operations.

    ICC has taken steps to revitalize its network marketing organization and has expanded to a nationwide focus on recruiting new Representatives. Since mid-December 1998, at which time Incomnet obtained additional debt financing, through April 1999 ICC has added approximately 3,400 new Representatives and 22,600 customers. While ICC views its network of Representatives as its primary source for obtaining new customers, ICC has taken steps to target certain markets and customers with other channels of marketing such as telemarketing, affinity programs and direct sales. However, such channels have not yet been developed.

RESULTS OF CONTINUING OPERATIONS

    The following table sets forth, as a percentage of total net sales, certain consolidated statements of operations data for the periods indicated:

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
                                                                             1999       1998
                                                                           ---------  ---------
Total net sales..........................................................        100%       100%
Cost of sales............................................................         62         64
                                                                           ---------  ---------
    Gross profit.........................................................         38         36

Operating expenses:
  General and administrative.............................................         52         33
  Bad debt expense.......................................................          3          8
  Depreciation and amortization..........................................          9          5
  Other operating expenses...............................................          2          1
                                                                           ---------  ---------
    Total operating expenses.............................................         66         47
                                                                           ---------  ---------
Operating loss...........................................................        (28)       (11)
Interest expense.........................................................          7          1
                                                                           ---------  ---------
Loss from continuing operations..........................................        (35)       (12)
Income (loss) from discontinued operations...............................         17         (2)
                                                                           ---------  ---------
Net loss.................................................................        (18)%       (14)%
                                                                           ---------  ---------
                                                                           ---------  ---------

    Incomnet reported a loss from continuing operations of $3.0 million in the quarter ended March 31, 1999, compared to a loss from continuing operations of $2.2 million for the same period in 1998. For the comparative periods presented, Incomnet's results of continuing operations include Incomnet, Inc. and its subsidiary ICC. The results of operations for the discontinued business segments is reported separately as discontinued operations.

NET SALES

    Incomnet's revenues consist primarily of revenues from long distance telephone services and marketing program fees paid by Representatives for marketing materials, services and pre-paid calling cards. A portion of marketing program revenues are deemed related to continuing support obligations and are deferred and recognized over the twelve-month contractual service periods.

    Net sales in the quarter ended March 31, 1999 declined $8.7 million or 50% from $17.4 million in the comparable quarter in 1998 to $8.7 million in 1999. This decline was primarily due to a decline in business during 1998 and to a lesser extent in 1999. Incomnet lost existing Representatives and had difficulty attracting new Representatives at a sufficient rate to maintain the size of the customer base during 1998. The loss of Representatives who generally sold to a "warm" market (i.e., friends, business associates and family members) resulted in higher than normal customer attrition and reduced the Incomnet's ability to add customers. These factors caused a reduction in Incomnet's customer base during 1998 and the first quarter of 1999. The reduction in Incomnet's customer base caused telephone services revenue to decrease $9.1 million or 53% in the three month period ended March 31, 1999 from $17.2 million during the comparable period in 1998 to $8.1 million in 1999.

    Marketing program revenues in the quarter ended March 31, 1999 increased approximately $0.4 million from $0.2 million during the comparable period in 1998 to $0.6 million in 1999. During the same period, the number of new Representatives added increased 736 from 1,207 during the comparable quarter in 1998 to 1,943 in 1999 primarily due to the Company's efforts to revitalize the network marketing organization (See "Liquidity and Capital Resources" below).

GROSS PROFIT

    Telephone services gross margins are principally affected by changes in product mix, telephone services average per unit cost, and changes in commissions paid on telephone usage. Marketing program gross margins are principally affected by the promotional and customer acquisition bonuses paid to the Representatives.

    Gross profit in the quarter ended March 31, 1999 declined $2.9 million or 47%, from $6.2 million for the comparable prior year period to $3.3 million in 1999. The primary reasons for the decline are the decrease in sales volume (discussed above), which is slightly offset by improved gross margin percentages. Gross margins for telephone services increased from 37% in the comparable prior year period to 45% in 1999. Marketing program gross margins decreased from a negative 54% for the comparable prior year period to a negative 68% for 1999. The increase in telephone services gross margins is primarily attributable to changes in Incomnet's sales mix and lower average per unit telephone service carrier costs in 1999. The change in sales mix is primarily attributable to a decline in calling card sales from 6.4% of total telephone services for the comparable prior year period to 5.1% in 1999. The calling card product line has historically had significantly lower gross margins than long distance service. The lower average per unit telephone services carrier cost is primarily due to ICC renegotiating its contract with WorldCom Network Services, Inc. ("WorldCom") in October 1998.

    The decrease in marketing program margins is primarily attributable to costs associated with the efforts to revitalize the network marketing organization. These efforts include promotional programs designed to increase customer acquisition and generate growth in the network marketing organization. As a result of these efforts, the network marketing organization has added approximately 3,400 new Representatives and approximately 22,600 new customers since obtaining additional debt financing in mid-December 1998.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist of costs to provide billing and collection of telephone services, support services for subscribers, cost of the information systems and personnel to support Incomnet's operations.

    Although general and administrative costs for Incomnet decreased to $4.5 million in the quarter ended March 31, 1999 from $5.8 million in the comparable quarter in 1998, they increased as a percentage of net sales to 52% in the 1999 period from 33% in the comparable quarter in 1998. This increase as a percentage of net sales was primarily attributable to an increase in legal and consulting costs associated with defending Incomnet against certain claims and complying with certain regulatory requirements. These were partially offset by larger than anticipated recoveries from outside billing agencies.

    Total general and administrative costs for 1999 will continue to be high as a percentage of net sales due to the base level of infrastructure required for operations, including facilities, customer service, and other back office operations. Although Incomnet is undertaking a prudent cost reduction plan, significant cost reductions could negatively impact support services needed to rebuild the business. If Incomnet is successful in rebuilding its business and exceeding break-even, substantial growth should be supported with incrementally marginal cost increases.

BAD DEBT EXPENSE

    Bad debt expense decreased in the three month period ended March 31, 1999 to 3.4% of telephone services sales or $279,000 compared to 8.1% of telephone services sales or $1.4 million in the comparable period in 1998. The decrease in bad debt expense as a percentage of telephone services sales was primarily the result of ICC outsourcing its telephone services collection function during the latter part of 1998 which improved the collection rate and the result of ICC experiencing better than estimated collection rates during the three month period ended March 31, 1999.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization decreased $48,000 from $872,000 in the comparable 1998 period to $824,000 in 1999. This decrease was attributable to the write-down of the carrying value of certain leasehold improvements in late 1998, partially offset by 1999 investments in computer hardware and software, and furniture and equipment.

DISCONTINUED OPERATIONS

    In March 1999, Incomnet sold its interest in the common stock of the computer software business segment, consisting of GenSource Corporation ("GenSource"), a developer and marketer of software programs used to administer insurance-related claims, such as workers' compensation and short-term and long-term disability. The sale was made to a group of private investors in exchange for the release from liability of Incomnet under promissory notes to the former owners of GenSource of approximately $1.8 million plus accrued interest. In addition, Incomnet paid $25,000 in cash for certain transaction expenses and received 15,507 shares of convertible preferred stock in GenSource with a stated value of $32.25 per share. No value was recorded related to the preferred stock which represents an approximately 15% interest in GenSource on a fully-diluted basis. In connection with the disposition of GenSource, Incomnet recognized a gain of approximately $1.7 million. Incomnet has no expectation of continuing involvement with GenSource.

LIQUIDITY AND CAPITAL RESOURCES

    During the preceding three years and the quarter ended March 31, 1999, Incomnet has recognized significant net losses from continuing operations. As a result, at March 31, 1999, Incomnet has an accumulated deficit and net capital deficiency of $86.3 million and $17.3 million, respectively, and its current liabilities exceed its current assets by approximately $14.0 million.

    Incomnet is taking steps to revitalize ICC's network marketing organization, including developing new telecommunications products that are more competitive, working closer with its Representatives to help them better understand the products and services provided by ICC, developing new commission and bonus programs that will make ICC more competitive in attracting new Representatives, and expanding its focus on Representative recruiting from primarily a Southern California focus to a nationwide program. Management believes its new marketing plans have and will continue to revitalize ICC's efforts to attract additional representatives. In addition to revitalizing its network marketing organization, ICC also is continuing a cost control program that is anticipated to result in a more efficient operation and a reduced cost structure overall.

    In April 1999, Incomnet obtained a line-of-credit facility providing for borrowings, based on eligible accounts receivable, up to a maximum of $12.5 million from Foothill Capital Corporation. In addition, Incomnet has had recent discussions with Ironwood Telecom LLC ("Ironwood") regarding the possible conversion into equity of some or all of Incomnet's $16.8 million debt obligation owing to Ironwood. Incomnet is also seeking additional financing that may take the form of either additional debt or equity. To assist in its financing efforts, Incomnet has engaged a financial advisor to help identify additional sources of equity financing. No assurances can be given that Incomnet will be successful in raising additional debt or equity financing either through this financial advisor or at all.

    Management believes Incomnet has sufficient sources of financing to continue operations throughout 1999 at planned levels of operations. However, due to uncertainties inherent in the achievement of management's strategic plan, there are no assurances that Incomnet will attain planned levels of operations. Ultimately, Incomnet's long-term success is dependent upon its ability to successfully execute its strategic plan, obtain additional long-term financing, complete its Year 2000 remediation, and ultimately attain sustained profitable operations.

CONTINUING OPERATIONS

    Cash used in operating activities in the three month period ended March 31, 1999 was $0.9 million. This was primarily due to the loss from continuing operations of $3.0 million offset by non-cash expenses of $1.2 million, a $0.6 million decline in accounts receivable and changes of $0.3 million in other working capital accounts.

    Incomnet used $359,000 in investing activities primarily consisting of purchases of computer hardware and software and increases in certain other non-current assets.

    Cash provided by financing activities were $64,000. These were primarily a release of a final $185,000 of Ironwood funding from escrow net of payments under capital leases obligations.

DISCONTINUED OPERATIONS

    Cash (used in) provided by discontinued operations was ($25,000) and $0.9 million for the quarters ended March 31, 1999 and 1998, respectively. The cash provided by discontinued operations arose from normal operations and gains or losses on disposition of the segments.

CAPITAL EXPENDITURES

    Incomnet acquired approximately $0.3 million of facilities and equipment in the quarter ended March 31, 1999. The capital for these acquisitions was provided by debt financing obtained in mid-December 1998 and from operations. To meet its planned capital expenditures in 1999, Incomnet believes that it will spend approximately $3.6 million. Some of these capital expenditures will assist Incomnet and ICC to modernize its information systems, broaden its product offering and realize process efficiencies. Because Incomnet presently does not have the capital for such anticipated expenditures, it will need to finance or lease these assets.

LITIGATION

    Incomnet is subject to pending litigation and has taken a reserve of $8.5 million associated with anticipated legal settlement of the class action lawsuit. Incomnet is a defendant in other pending litigation that may have a material adverse effect on Incomnet's financial condition and results of operation. No reserves have been set up for this other litigation (See "Note 5 of Notes to Condensed Consolidated Financial Statements").

YEAR 2000 READINESS DISCLOSURE

    Many existing computer systems and applications use only two digits to identify a year in their respective date fields without considering the impact of the upcoming change in the century. These systems need to be corrected or replaced with systems that are Year 2000 ("Y2K") compliant.

    Incomnet and ICC have identified the major information technology (e.g., computer hardware and software) ("IT") and non-information technology (e.g., heating and air-conditioning systems) ("non-IT") systems that must either be upgraded or replaced to meet the needs of operations and to be Y2K compliant. These changes will result in a combination of software, hardware and equipment upgrades or replacements. Some of the key systems identified by ICC were: the internal financial system; the billing and customer care system; the independent representative tracking and commission system; the calling card system; the internal corporate telephone exchange, the security and communications systems.

    Since the Board change in September 1998, Incomnet has spent or committed to spend approximately $3 million to upgrade or replace certain of its IT and non-IT systems for strategic business purposes (the "Strategic Systems Commitment"). Many of these expenditures are expected to be paid out over a number of years. As of March 31, 1999, approximately $200,000 of the Strategic Systems Commitment has been spent on upgrades and replacements. An ancillary benefit of those expenditures is that the new hardware and software is Y2K compliant. In addition, ICC has budgeted approximately $226,000 to upgrade or replace existing IT and non-IT systems (the "Upgrade Commitment") for the specific purpose of becoming Y2K compliant. Approximately $90,000 of the upgrade commitment was spent through the end of the first quarter of 1999. Incomnet and ICC currently estimate that all key upgrades and replacements of IT and non-IT systems will be completed and tested by October 1999.

    Incomnet has dedicated internal resources and personnel to the Y2K problem and has already acquired most of the IT and non-IT upgrades to existing equipment.

    During the first quarter of 1999, ICC sent out questionnaires to its key suppliers and vendors, including WorldCom, its underlying carrier, USBI, a local carrier clearing house, and LITE and SBC Communications with whom ICC has billing and collection services agreements. To date, none of the responses to the questionnaires has caused Incomnet or ICC to believe that its key service providers or vendors are at risk of not being Y2K compliant before December 31, 1999; however, 5 vendors of non-critical systems or products have not yet returned their questionnaires. Incomnet and ICC currently expect to receive responses to all questionnaires by June 30, 1999.

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

    The most likely worst-case scenario at Incomnet which management has identified to date is that, due to unanticipated implementation problems, ICC's new billing system may not be fully operational by December 31, 1999. In the event implementation of the new billing system is delayed, Incomnet has developed a contingency plan which contemplates transferring the billing and collection function to one or more of the local exchange carriers or third party billing services that Incomnet currently uses to bill a portion of its customer base. In the event Incomnet is unable to implement its contingency plan, Incomnet may be unable to bill and collect some or all of its revenue for an indeterminable amount of time, which could cause Incomnet to cease operations. Incomnet plans to conduct Y2K testing of its new billing system in June and July 1999 to address this worst-case scenario.

ITEM 3.  QUANITITATIVE AND QUALITATIVE DISCUSSION OF MARKET RISK

    Incomnet is exposed to changes in interest rate risk to the extent of its borrowings under its $12.5 million credit facility with Foothill Capital Corporation entered into in April 1999. Borrowings under that credit facility bear interest at the prime rate plus one percent (1%). However, at March 31, 1999, that credit facility was not in existence and Incomnet's other existing debt was at fixed interest rates. Therefore, for the three month period ended March 31, 1999, Incomnet had no exposure to interest rate movement on its debt. Under its current policies, Incomnet does not intend to use interest rate derivative instruments to manage exposure to interest rate changes under its credit facility with Foothill Capital.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

    The pending and recently completed legal proceedings in which Incomnet or ICC is a party are identified and described in this quarterly report on Form 10-Q (See Part I--Item 1. Notes to Condensed Consolidated Financial Statements--Note 5. Litigation.)

ITEM 2.  CHANGES IN SECURITIES

    Incomnet has not paid cash dividends on its common stock during the past three years. Payment of dividends is within the discretion of Incomnet's Board of Directors and will depend, among other factors, on earnings, capital requirements and operating and financial conditions. At the present time, Incomnet has neither the plans nor the financial resources to declare or pay any dividends on its common stock. Incomnet's ability to pay dividends is restricted by the Foothill Credit Facility. The Foothill Credit Facility provides that as long as (i) no event of default on the Foothill Credit Facility has occurred and is continuing, and (ii) ICC has not less than $2 million of available funds under the Facility after giving effect to any dividend, ICC may pay dividends to Incomnet to cover the general administrative expenses as historically conducted and to cover accrued dividends on Incomnet Preferred Stock up to a maximum of $20 million of Preferred Stock.

    In April 1999, ICC obtained a line-of-credit facility from Foothill Capital Corporation. In connection with this credit facility, Foothill Capital was granted a first priority security interest in substantially all the assets of ICC. In order to permit this financing, Ironwood subordinated its existing security interest in ICC's assets that secured the obligations to repay the $16.8 million debt owing from Incomnet to Ironwood. In consideration for subordinating its security interest in ICC's assets, Incomnet granted Ironwood warrants to purchase 1,250,000 shares of Incomnet Common Stock at an exercise price of $1.00 per share. The warrants may be exercised on the date Incomnet's Articles of Incorporation are amended to allow for issuance of the shares of Common Stock underlying the warrants and for five years thereafter. The warrants were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on an exemption provided under Section 4(2) of the Securities Act for offers and sales of securities not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS

      3.1  Certificate of Determination for Series C filed January 28, 1999. Incorporated by reference from Exhibit 3.4 attached to Incomnet's Form 10-K for the year ended
           December 31, 1998 filed with the Securities and Exchange Commission on April 19,
           1999.

      3.2  Certificate of Determination for Series D filed January 28, 1999. Incorporated by reference from Exhibit 3.5 attached to Incomnet's Form 10-K for the year ended
           December 31, 1998 filed with the Securities and Exchange Commission on April 19,
           1999.

      3.3  Revised Bylaws of Incomnet, Inc., dated January 18, 1999. Incorporated by reference from Exhibit 3.6 attached to Incomnet's Form 10-K for the year ended December 31,
           1998 filed with the Securities and Exchange Commission on April 19, 1999.

     10.1  Incomnet, Inc. Equity Incentive Stock Plan, approved by the Board of Directors of
           Incomnet, Inc. on January 18, 1999. Incorporated by reference from Exhibit 10.50 attached to Incomnet's Form 10-K for the year ended December 31, 1998 filed with the
           Securities and Exchange Commission on April 19, 1999.

     10.2  Incomnet, Inc. Employee Stock Purchase Plan, approved by the Board of Directors of
           Incomnet, Inc. on January 18, 1999. Incorporated by reference from Exhibit 10.51 attached to Incomnet's Form 10-K for the year ended December 31, 1998 filed with the
           Securities and Exchange Commission on April 19, 1999.

     10.3  Amendment No. 1 to Telecommunications Services Agreement and Program Enrollment Terms
           between ICC and WorldCom effective March 12, 1999. (Portions of this Agreement have been redacted. Incomnet has requested that the Securities and Exchange Commission grant confidential treatment to the redacted portions of the Agreement.) Incorporated by reference from Exhibit 10.56 attached to Incomnet's Form 10-K for the year ended
           December 31, 1998 filed with the Securities and Exchange Commission on April 19,
           1999.

     10.4  Loan and Security Agreement between ICC and Foothill Capital Corporation dated as of
           April 9, 1999. Incorporated by reference from Exhibit 10.57 attached to Incomnet's
           Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange
           Commission on April 19, 1999.

     10.5  Intellectual Property Security Agreement between ICC and Foothill Capital Corporation dated as of April 9, 1999. Incorporated by reference from Exhibit 10.58 attached to
           Incomnet's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on April 19, 1999.

     10.6  Security Agreement between Incomnet, Inc. and Foothill Capital Corporation dated as of April 9, 1999. Incorporated by reference from Exhibit 10.59 attached to Incomnet's
           Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange
           Commission on April 19, 1999.

     10.7  Intercreditor and Subordination Agreement between Foothill Capital Corporation and
           Ironwood Telecom LLC dated as of April 9, 1999. Incorporated by reference from
           Exhibit 10.60 attached to Incomnet's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on April 19, 1999.

     10.8  Warrant issued to Ironwood Telecom LLC to purchase 1,250,000 shares of Incomnet
           Common Stock dated April 9, 1999. Incorporated by reference from Exhibit 10.61 attached to Incomnet's

           Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange
           Commission on April 19, 1999.

     10.9  Amendment to Registration Rights Agreement between Ironwood and Incomnet dated as of
           April 9, 1999. Incorporated by reference from Exhibit 10.78 attached to Incomnet's
           Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange
           Commission on April 19, 1999.

     10.10 Consent and Amendment No. 1 to Loan and Security Agreement between Ironwood and
           Incomnet dated as of April 9, 1999. Incorporated by reference from Exhibit 10.79 attached to Incomnet's Form 10-K for the year ended December 31, 1998 filed with the
           Securities and Exchange Commission on April 19, 1999.

     10.11 Employment Agreement between Incomnet, Inc. and George P. Blanco dated January 19,
           1999. Incorporated by reference from Exhibit 10.49 attached to Incomnet's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange
           Commission on April 19, 1999.

     10.12 Settlement Agreement and Mutual General Release among Incomnet, Inc., GenSource
           Corporation, Jerry C. Buckley, Ralph M. Flygare, Robert Reisbaum and E.V. Schmidt
           dated as of March 9, 1999. Incorporated by reference from Exhibit 10.52 attached to
           Incomnet's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on April 19, 1999.

     27    Financial Data Schedule.

     27.1  Amended and restated Financial Data Schedule.

(B)        REPORTS ON FORM 8-K, FILED:

     20.1  Report on Form 8-K regarding change in Incomnet's Certifying Accountant filed January
           14, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           INCOMNET, INC.

Date:  May 20, 1999                                      /s/  DENIS RICHARD
                                             ------------------------------------------
                                                            Denis Richard
                                                President and Chief Executive Officer
                                                    (Principal Executive Officer)

Date:  May 20, 1999                                     /s/  GEORGE P. BLANCO
                                             ------------------------------------------
                                                          George P. Blanco
                                              Executive Vice President, Chief Financial
                                                        Officer and Secretary
                                                    (Principal Financial Officer)

Date:  May 20, 1999                                    /s/  STEPHEN A. GARCIA
                                             ------------------------------------------
                                                          Stephen A. Garcia
                                                Vice President Finance and Corporate
                                                             Controller
                                                   (Principal Accounting Officer)